Form 10-Q
period 1996-06-30
TEJAS POWER CORP
filed 1996-08-14
CIK 868576

                                                      As filed August 14, 1996

- ------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                          ________________________

                                  Form 10-Q

       X      QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities
   ----------                 Exchange Act of 1934

                For the quarterly period ended JUNE 30, 1996

                                     or

               TRANSITION REPORT Pursuant to Section 13 or 15(d) of the
   ----------               Securities Exchange Act of 1934


                       Commission File Number 1-10718


                               TPC CORPORATION
           (Exact name of registrant as specified in its charter)
                     (FORMERLY TEJAS POWER CORPORATION)




             DELAWARE                                          76-0091595
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)



                         200 WESTLAKE PARK BOULEVARD
                                 SUITE 1000
                            HOUSTON, TEXAS  77079
                  (Address of principal executive offices)

                               (713) 597-6200
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X       No
                           ---------     ---------

     As of August 13, 1996, the registrant had outstanding 17,519,252 shares of Class A Common Stock (net of 375,000 Treasury Shares), par value $.01 and 579,963 shares of Class B, Series A Common Stock, par value $.01.

- ------------------------------------------------------------------------------

                        TPC CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets - June 30, 1996 and December 31, 1995 . . . . . . . .    3

           Unaudited Consolidated Statements of Operations - Three Months and Six Months Ended
                  June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

           Unaudited Consolidated Statements of Cash Flows - Three Months and Six Months Ended
                  June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

           Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .    7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations . . .   11


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders    . . . . . . . . . . . . . . . . . . .   17

Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18


                        TPC CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                        JUNE 30,          DECEMBER 31,
                                                                          1996               1995
                                                                        ------------------------------
                                                                                (In thousands)

                                                   ASSETS
Current Assets:
      Cash and cash equivalents . . . . . . . . . . . . . . . . . . .    $  4,238         $   6,102
      Accounts and notes receivable . . . . . . . . . . . . . . . . .      67,254            65,621
      Account receivable from MHP . . . . . . . . . . . . . . . . . .       8,969             8,989
      Note receivable from MHP   . . . . . . . . . . . . .  . . . . .      14,320                --
      Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,105             8,362
      Prepaid expenses and other current assets . . . . . . . . . . .       2,788             2,769
      Assets held for resale  . . . . . . . . . . . . . . . . . . . .         781            13,700
                                                                         --------         ---------
                  Total Current Assets  . . . . . . . . . . . . . . .     103,455           105,543
                                                                         --------         ---------
Property and Equipment:
      Natural gas gathering and processing facilities . . . . . . . .     205,775           205,470
      Construction in progress  . . . . . . . . . . . . . . . . . . .       8,507             5,069
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,738             3,207
                  Less accumulated depreciation . . . . . . . . . . .     (44,974)          (40,427)
                                                                         --------         ---------
                                                                          172,046           173,319
Note Receivable from MHP  . . . . . . . . . . . . . . . . . . . . . .      16,700            25,021
Investment in MHP   . . . . . . . . . . . . . . . . . . . . . . . . .      30,381            27,796
Assets of Business Transferred  . . . . . . . . . . . . . . . . . . .      30,794            31,690
Intangible Assets, net  . . . . . . . . . . . . . . . . . . . . . . .       5,647             5,809
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,594             6,738
                                                                         --------         ---------
                                                                         $365,617         $ 375,916
                                                                         ========         =========





          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        TPC CORPORATION AND SUBSIDIARIES

                                                                                             JUNE 30,        DECEMBER 31,
                                                                                               1996              1995
                                                                                           -------------     ------------
                                                                                                    (IN THOUSANDS)
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:

      Trade payables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   65,769         $   53,416

      Accrued liabilities and other  . . . . . . . . . . . . . . . . . . . . . . . . . .         4,831              6,640

      Note payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --               7,451

      Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .        28,782             23,832
                                                                                            ----------         ----------
           Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        99,382             91,339
                                                                                            ----------         ----------
Long-Term Debt, net of current portion . . . . . . . . . . . . . . . . . . . . . . . . .       125,845            146,515

Proceeds from Business Transferred   . . . . . . . . . . . . . . . . . . . . . . . . . .        17,500             17,500

Liabilities of Business Transferred  . . . . . . . . . . . . . . . . . . . . . . . . . .        19,718             20,583

Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,577              1,483

Deferred Revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                  55

Commitments and Contingencies:

Stockholders' Equity:

      Common stock, Class A, $.01 par value; authorized 25,000,000 shares;
        issued and outstanding 17,894,252 shares in 1996 and 1995  . . . . . . . . . . .           179                179
      Common stock, Class B, convertible, $.01 par value; authorized
        5,000,000 shares; issued and outstanding 579,963 shares  . . . . . . . . . . . .             6                  6
      Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .        86,820             86,820

      Unearned ESOP compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (823)              (963)

      Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,249             13,235
                                                                                            ----------         ----------
                                                                                               101,431             99,277
      Less: Treasury stock, 375,000 shares at cost . . . . . . . . . . . . . . . . . . .          (836)              (836)
                                                                                            ----------         ----------
           Total Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . .       100,595             98,441
                                                                                            ----------         ----------
                                                                                            $  365,617         $  375,916
                                                                                            ==========         ==========





          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        TPC CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                        JUNE 30,
                                                                   --------------------------------    ---------------------------
                                                                       1996              1995               1996          1995
                                                                   --------------   ---------------    -------------   -----------
                                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues:
     Natural gas marketing sales . . . . . . . . . . . . . . . .  $   146,932     $     66,189        $   279,209     $   129,683
     Natural gas gathering and processing  . . . . . . . . . . .        7,071            2,203             16,356           4,228
     Natural gas storage (including equity in
       earnings of MHP)  . . . . . . . . . . . . . . . . . . . .        2,148            1,735              4,862           3,547
                                                                  -----------     ------------        -----------     -----------
                                                                      156,151           70,127            300,427         137,458
                                                                  -----------     ------------        -----------     -----------
Costs of Operations:
     Natural gas marketing . . . . . . . . . . . . . . . . . . .      145,742           65,347            276,413         127,205
     Natural gas gathering and processing  . . . . . . . . . . .        3,888            2,746              8,798           4,649
     Natural gas storage . . . . . . . . . . . . . . . . . . . .        1,178            1,010              2,633           2,602
                                                                  -----------     ------------        -----------    ------------
                                                                      150,808           69,103            287,844         134,456
                                                                  -----------     ------------        -----------    ------------
Operating Income   . . . . . . . . . . . . . . . . . . . . . . .        5,343            1,024             12,583           3,002
Other Income (Expense):
     Corporate administrative expense  . . . . . . . . . . . . .       (1,310)            (512)            (2,913)         (1,545)
     Interest expense  . . . . . . . . . . . . . . . . . . . . .       (3,323)              --             (7,026)           (704)
     Interest income . . . . . . . . . . . . . . . . . . . . . .          778              205              1,439             978
     Net earnings of business transferred  . . . . . . . . . . .         (440)            (254)              (782)           (588)
     Other income (expense)  . . . . . . . . . . . . . . . . . .         (134)              49               (165)             49
                                                                  -----------     ------------        -----------    ------------
                                                                       (4,429)            (512)            (9,447)         (1,810)
                                                                  ------------    ------------        -----------    ------------
Income Before Income Tax   . . . . . . . . . . . . . . . . . . .          914              512              3,136           1,192
     Benefit (provision) for income tax expense  . . . . . . . .         (338)            (196)            (1,122)           (461)
                                                                  -----------     ------------        -----------    ------------
     Net Income  . . . . . . . . . . . . . . . . . . . . . . . .  $       576     $        316        $     2,014    $        731
                                                                  ===========     ============        ===========    ============
     Net Income Per Common Share . . . . . . . . . . . . . . . .  $      0.03     $       0.02        $      0.11    $       0.05
                                                                  ===========     ============        ============   ============
     Weighted Average Shares Outstanding . . . . . . . . . . . .   19,105,868       15,149,887         19,132,916      15,139,019
                                                                  ===========     ============        ============   ============





          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        TPC CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                 -----------------------------
                                                                                                    1996               1995
                                                                                                 ---------           ---------
                                                                                                         (IN THOUSANDS)
Cash Flows from Operating Activities:
       Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,014           $     731
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .      5,604               3,101
              Amortization of deferred charges. . . . . . . . . . . . . . . . . . . . . . . . .        552                  75
              Equity in earnings of MHP . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,063)             (1,027)
       Changes in assets and liabilities, net of effects of business transferred:
              (Increase) decrease in accounts and notes receivable. . . . . . . . . . . . . . .     (1,613)               (699)
              (Increase) decrease in prepaid expenses, inventory and other assets . . . . . . .      3,238             (11,665)
              Increase (decrease) in trade payables and other liabilities . . . . . . . . . . .     10,544               7,360
              Increase in deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .      1,094                 461
              Increase (decrease) in deferred revenue . . . . . . . . . . . . . . . . . . . . .        (55)                  3
              Decrease in unearned ESOP compensation  . . . . . . . . . . . . . . . . . . . . .        140                  42
                                                                                                 ---------           ---------
                  Net cash provided by (used in) operating activities . . . . . . . . . . . . .     19,455              (1,618)
                                                                                                 ---------           ---------
Cash Flows from Investing Activities, net of effects of business transferred:
       Capital and other asset additions  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,318)             (1,039)
       Proceeds from sales of assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,200                 --
       Increase in note receivable from MHP . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,000)                 --
       Change in assets and liabilities of business transferred . . . . . . . . . . . . . . . .        (30)                905
                                                                                                 ---------           ---------
                  Net cash provided by (used in) investing activities . . . . . . . . . . . . .      1,852                (134)
                                                                                                 ---------           ---------
Cash Flows from Financing Activities, net of effects of business transferred:
       Net borrowings on unsecured revolving credit agreement . . . . . . . . . . . . . . . . .      2,000                  --
       Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                 199
       Debt repayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (17,720)                (13)
       Repayment of note payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,451)                 --
                                                                                                 ---------           ---------
                  Net cash provided by (used in) financing activities . . . . . . . . . . . . .    (23,171)                186
                                                                                                 ---------           ---------
       Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .     (1,864)             (1,566)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . . . .      6,102               8,720
                                                                                                 ---------           ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,238           $   7,154
                                                                                                 =========           =========
Supplemental disclosures of cash flow information:. . . . . . . . . . . . . . . . . . . . . . .
       Cash paid during the period for interest, net of amounts capitalized . . . . . . . . . .  $   6,409           $      --
       Cash paid during the period for income taxes . . . . . . . . . . . . . . . . . . . . . .         --                  --





          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        TPC CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) GENERAL

     The consolidated financial statements of TPC Corporation (formerly Tejas Power Corporation) and Subsidiaries ("TPC") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows for the periods presented. Certain reclassifications have been made to the 1995 consolidated statement of operations to conform to the 1996 presentation. For further information on accounting policies, refer to the audited consolidated financial statements and the notes thereto contained in TPC's annual report on Form 10-K for the year ended December 31, 1995.

     Because of the seasonal nature of TPC's operations, among other factors, the results of operations for the interim period presented are not necessarily indicative of the results to be expected for an entire year.

(2) SEAGULL TRANSACTION

     In September 1995, TPC completed the acquisition of various natural gas gathering systems offshore and onshore Texas and related assets from Seagull Energy Corporation and four other sellers for $155.6 million in cash (the "Seagull Transaction"). The purchase price was based on an effective date of September 1, 1995 and was accounted for as a purchase. Transaction costs, consisting primarily of fees paid to financial advisors, totaled approximately $1,830,000.

     The acquisition was financed through a combination of existing credit facilities and $150 million under new credit facilities provided by ING Capital Corporation ("ING Capital"). The $150 million in new credit facilities included a subordinated secured $30 million bridge loan which was subsequently repaid in November 1995 with proceeds of a public stock offering (see Note 5) and two secured term loan tranches of $60 million each (collectively referred to as the "Term Loan"). The first tranche amortizes on a quarterly basis through its maturity on June 30, 2000. The second tranche is non-amortizing and matures on September 30, 2000.

     Interest on the Term Loan is, at TPC's discretion, either a Eurodollar rate or a base rate, plus a LIBOR rate spread or base rate spread, respectively, as defined in the loan agreements. The base rate is the average of the prime rates publicly announced by The Chase Manhattan Bank, Citibank, N.A., and Morgan Guaranty Trust Company of New York. The base and LIBOR rate spreads for each tranche are calculated based on certain capitalization ratios of TPC. The base rate spread for the tranches can be as high as 2.5% per annum and as low as 0% per annum and the LIBOR rate spread can be as high as 4% per annum and as low as 1% per annum.

     The credit facilities require the maintenance of certain financial ratios and other covenants, including minimum consolidated net worth, minimum capitalization, and a ratio of current assets to current liabilities of not less than 1 to 1. The Term Loan is secured by the assets acquired in the Seagull Transaction. A number of the smaller non-core gathering systems acquired in the Seagull Transaction were classified as "Assets Held for Sale" at December 31, 1995. Sales of such assets totaling $13,200,000 were made in the first quarter of 1996, with proceeds of $12,100,000 applied to reduction of the Term Loan on a pro rata basis between the tranches. No gain or loss was recorded on these sales.

     In connection with obtaining the financing for the Seagull Transaction, $4,590,000 in commitment fees, legal, accounting and other fees were incurred. Such costs have been capitalized and included in the accompanying consolidated balance sheet under the caption "Other Assets" and are being amortized over the period of the Term Loan.

                        TPC CORPORATION AND SUBSIDIARIES

     The following table presents the unaudited pro forma revenues, net income and net income per share for the six months ended June 30, 1996 and 1995 assuming that the Seagull Transaction and the sale of the smaller acquired non-core gathering systems, which were made in the first quarter of 1996, had occurred on January 1, 1995.

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                           ---------------------------------
                                                                              1996                   1995
                                                                           ----------             ----------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  297,226             $  151,425

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,964                  1,651

Net income per share . . . . . . . . . . . . . . . . . . . . . . . . . . .       0.10                   0.11



(3)  INVESTMENT IN AND RECEIVABLE FROM MHP

     In December 1994, TPC formed Market Hub Partners, Inc. and Market Hub Partners, L.P. (collectively referred to as Market Hub Partners or MHP) with subsidiaries of NIPSCO Industries, Inc., New Jersey Resources Corporation, DPL Inc., and Public Service Enterprise Group, Incorporated. Subsidiaries of TPC and these four companies own the stock of Market Hub Partners, Inc. (the 1% general partner of Market Hub Partners, L.P.) and are the limited partners of Market Hub Partners, L.P. TPC contributed its interests in five market center projects (in varying stages of operation or development) to MHP through a series
of mergers between the TPC subsidiaries in which it conducted its gas   storage
business and subsidiaries of MHP.

     TPC's contribution of interests to MHP upon formation included facilities, market center locations, development plans, permits, leases, signed storage service contracts and associated long-term debt and other liabilities relating to its five market center projects. TPC's four partners agreed to contribute $45,000,000 to MHP over the period 1994 through 1996, $13,000,000 of which was paid at closing; additional amounts of $19,621,000 and $5,500,000 have been received during the year ended December 31, 1995 and the six months ended June 30, 1996, respectively. TPC's limited partnership interest and stock ownership in MHP provide it with a 66% voting and ownership interest. TPC has an approximate 61% revenue and expense interest from the commencement of MHP operations which increases to approximately 70% at such time as two of the initial partners with reversionary interests receive distributions from MHP equal to 150% of their cumulative capital contributions.

     MHP owns and operates two natural gas market centers located in Texas (the Moss Bluff Facility) and Louisiana (the Egan Facility) and it is anticipated that MHP will construct, own and operate three such additional natural gas market centers. The services that MHP markets or anticipates marketing include "unbundled" high deliverability storage services, cash market trading, real time title tracking and other hub services. The customers for these "unbundled" services include natural gas producers, marketers, pipelines, local distribution companies and end users.

     As part of this transaction, the four minority partners have been afforded participation in the governance of MHP and, under the terms of the Agreement of Limited Partnership, certain decisions require the approval of TPC and at least two other partners. Such matters include decisions involving financing and acquisitions or divestitures. Because the MHP agreements do not permit unilateral decisions by TPC in these and certain other circumstances, TPC's investment in MHP has been accounted for on an equity basis since MHP's formation in December 1994. TPC's share of the underlying equity in net assets of MHP exceeded its original investment of $24,227,000 by approximately $17,000,000 at the time of formation of MHP. This difference is being amortized in relation to the lives of existing storage service contracts. The amortization of this amount totaled $1,971,000 in the year ended December 31, 1995 and $986,000 in the six months ended June 30, 1996, and is included in income as a part of TPC's equity in earnings of MHP.

                       TPC CORPORATION AND SUBSIDIARIES

     Under the terms of the Agreement of Limited Partnership, MHP has assumed an obligation to TPC for advances made by TPC after the effective date of the formation to the gas storage projects in order to fund construction activities. Additional advances were made to MHP to fund construction and development activities in 1995 and in the first quarter of 1996 such that cumulative advances at that date totaled $31,020,000. The outstanding balance is due December 15, 1996 and accrues interest at the prime rate stated by First Interstate Bank of Texas, N.A., which was a weighted average of 8.83% for the year ended December 31, 1995; a total of $2,261,300 and $1,200,000 of interest was accrued on the advances during the year ended December 31, 1995 and the six months ended June 30, 1996, respectively, and such amounts are included in the current payable to TPC below.

     On July 3, 1996, two of MHP's subsidiaries completed the issuance of $60 million of senior secured notes in a private placement transaction. The senior secured notes bear interest at a rate of 8.10% per annum and are due in varying amounts through December 31, 2006. Proceeds of the private placement were used by MHP to acquire the remaining 50% interest in the Moss Bluff Facility owned by a third party, to retire an outstanding bank loan on the Moss Bluff Facility, to repay a portion of the promissory note owed by MHP to TPC, and to pay the costs of the financing transaction. The portion of the promissory note repaid by MHP to TPC with proceeds of the private placement amounted to approximately $14,300,000 (TPC utilized such proceeds in early August 1996 to reduce borrowings under its revolving credit facility). The remaining balance of the promissory note payable by MHP to TPC is expected either to be repaid through the issuance of additional debt at the MHP level or to be reduced by the assumption of the other MHP partners of their proportionate share of the outstanding balance of the amount owed by MHP to TPC at maturity in December 1996. Because of the uncertainty surrounding these matters, the $16,700,000 balance of the promissory note owed to TPC following the MHP private placement financing has been classified by TPC as a non-current asset at June 30, 1996.

     Audited financial statements of MHP are included as Exhibit 99 to TPC's Annual Report on Form 10-K and unaudited financial statements of MHP are included as Exhibit 99 in TPC's Quarterly Report on Form 10-Q. Summarized financial information of MHP is presented below:

                                                                                JUNE 30,           DECEMBER 31,
                                                                                  1996                 1995
                                                                              -----------          ------------
                                                                                        (IN THOUSANDS)
Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    5,400           $    5,555

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .          82,330               81,473

Construction in progress. . . . . . . . . . . . . . . . . . . . . . . . .          23,281               16,087

Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . .           3,258                2,970
                                                                               ----------           ----------
                                                                               $  114,269           $  106,085
                                                                               ==========           ==========


Payable to TPC - Trade account  . . . . . . . . . . . . . . . . . . . . .      $    8,969           $    8,989

               - Promissory note. . . . . . . . . . . . . . . . . . . . .          31,020               25,021

Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .           3,057                6,496

Long-term debt, net of current portion. . . . . . . . . . . . . . . . . .           6,833                8,464

Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,390               57,115
                                                                                   ------               ------

                                                                               $  114,269           $  106,085
                                                                               ==========           ==========

                        TPC CORPORATION AND SUBSIDIARIES

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                ---------------------------
                                                                                  1996               1995
                                                                                --------           --------
                                                                                      (IN THOUSANDS)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  9,100           $  3,469

Operating income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,604              1,055

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,776                 69


(4)  NOTE PAYABLE

     At December 31, 1995, TPC had a current note payable to a bank with an outstanding balance of $7,451,000. Such note payable represented financing related to an inventory purchase, storage and resale transaction entered into by TPC in June 1995 with a major midwestern interstate pipeline company. The note bore interest at a rate of approximately 6.6% per annum and was secured by TPC's inventory with a cost (including storage payments) equal to the amount of the outstanding note. The note was paid in three monthly principal installments of $2,483,666 each on January 25, 1996, February 25, 1996, and March 25, 1996; such principal payment dates approximated the pipeline customer's remittance dates to TPC based on the inventory delivery and resale schedule (TPC's resale price to the customer was approximately $250,000 higher than the cost of the inventory).

(5) STOCKHOLDERS' EQUITY

     On November 15, 1995, TPC closed an offering of its Class A Common Stock at a price to the public of $8.50 per share. Of the 3,900,000 shares offered, 3,600,000 were sold by TPC and 300,000 were sold by a stockholder of TPC. On November 20, 1995, the underwriters for the offering purchased an additional 540,000 shares from TPC and 45,000 shares from the selling stockholder to cover overallotments. Net proceeds to TPC from the combined stock sales were approximately $32.7 million. Of this amount, $30 million was used to repay the bridge loan incurred in the Seagull Transaction (see Note 2) and the balance was added to TPC's working capital.

(6) CONTINGENCY

     On April 25, 1996, the U.S. District Court for the Southern District of Texas granted a partial summary judgment in favor of two plaintiffs in an action against TPC and other defendants.

     This suit arose out of a gas gathering contract entered into by the parties in January 1989, pursuant to which the plaintiff producers delivered gas for treatment to an offshore gas gathering system which, at the time, was jointly owned by TPC and another defendant. The contract was amended in 1990. The contract amendment, which the court found to be valid, provided that the respective parties would make keep-whole payments to each other for any monthly disparities between the amounts of natural gas and condensate delivered by the plaintiffs into the gathering system and defendants' subsequent allocations to each plaintiff producer at the redelivery points. The court held that the plaintiffs were entitled to recover the keep-whole payments totaling approximately $1.8 million previously paid to the defendants under the contract amendment.

     The defendants intend to vigorously defend their position and have filed a motion for reconsideration with the court and, if necessary, will appeal the lower court's decision to the Fifth Circuit Court of Appeals. At this time, no final judgment has been rendered, and TPC does not believe that a material adverse judgment against it will ultimately be rendered in this matter. Accordingly, no accrual for a loss of this litigation has been made. The subject gathering system in this matter is presently wholly owned by TPC and, as part of the transaction whereby TPC acquired the interest previously held by the other defendant, TPC agreed to provide indemnity against all known and unknown prior claims or causes of action.

                        TPC CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     TPC operates in three business segments of the natural gas industry: gathering and processing, marketing, and storage. The following tables present certain data for major operating segments of TPC for the three month and six month periods ended June 30, 1996 and 1995. Gross profit for each of the segments is defined to be the revenues of the segment less segment related costs and expenses as shown in the Consolidated Statements of Operations. In order to more closely reflect the manner in which its business segments are managed, TPC changed the method of reporting its segment results in the fourth quarter of 1995 to include segment administrative expense and depreciation expense as segment operating costs in its Consolidated Statement of Operations (prior period amounts were reclassified to be comparable to the new presentation).

NATURAL GAS GATHERING AND PROCESSING

     As indicated in Note 2 - Seagull Transaction, in the Notes to the Consolidated Financial Statements, TPC completed the acquisition of various natural gas gathering systems offshore and onshore Texas and related assets from Seagull Energy Corporation and four other sellers in September 1995. Included in the amounts below for the six months ended June 30, 1996 are net volumes of 132,442,000 Mcf and revenues of $9,423,000 derived from the natural gas gathering systems and volumes of 10,997,000 gallons and revenues of $3,137,000 representing TPC's share of natural gas liquids sold from processing plants included in the Seagull Transaction.

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                          JUNE 30,
                                                                     ------------------------           -----------------------
                                                                      1996             1995               1996            1995
                                                                     ------           -------           --------        -------
                                                                                  (IN THOUSANDS, EXCEPT PER UNIT DATA)
NATURAL GAS GATHERING AND PROCESSING
      Revenues
         Gathering  . . . . . . . . . . . . . . . . . . . . .        $ 5,726          $ 2,203           $ 13,219         $ 4,228
         Processing . . . . . . . . . . . . . . . . . . . . .          1,345               --              3,137              --
                                                                     -------          -------           --------         -------
                                                                       7,071            2,203             16,356           4,228
      Field operating expense                                         (1,239)          (1,113)            (4,039)         (1,834)
                                                                     -------          -------           --------         -------
         Gross profit . . . . . . . . . . . . . . . . . . . .          5,832            1,090             12,317           2,394
                                                                     -------          -------           --------         -------
      Management and fee income . . . . . . . . . . . . . . .            210              220                999             440
      Segment administrative expense  . . . . . . . . . . . .           (317)            (535)              (702)           (622)
      Depreciation and amortization   . . . . . . . . . . . .         (2,542)          (1,318)            (5,056)         (2,633)
                                                                     -------          -------           --------         -------
      Operating costs . . . . . . . . . . . . . . . . . . . .         (2,649)          (1,633)            (4,759)         (2,815)
                                                                     -------          -------           ---------        -------
         Operating income (loss). . . . . . . . . . . . . . .        $ 3,183          $  (543)          $  7,558         $  (421)
                                                                     =======          ========          =========        =======
      Operating volume

         Gathering (Mcf)  . . . . . . . . . . . . . . . . . .         80,673           15,516            162,144          30,147

         Processing (Gallons) . . . . . . . . . . . . . . . .          5,484               --             10,997              --

      Gross profit

         Gathering (per Mcf)  . . . . . . . . . . . . . . . .           6.00c.           7.03c.             6.12c.          7.94c.

         Processing (per Gallon)  . . . . . . . . . . . . . .          18.07c.             --              21.78c.            --

      Operating income (loss)

         Gathering (per Mcf)  . . . . . . . . . . . . . . . .           2.95c.          (3.50c.)            3.13c.         (1.39c.)

         Processing (per Gallon)  . . . . . . . . . . . . . .          11.05c.             --              15.16c.            --

                        TPC CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)



     The gross throughput in TPC's gathering systems averaged approximately 49% of capacity in the first six months of 1996 compared to approximately 47% of capacity in the first six months of 1995, assuming that the systems acquired in the Seagull Transaction had been owned from the beginning of 1995. Drilling activity by producers in the Gulf of Mexico in areas adjacent to TPC's gathering systems has increased in the last several quarters. In addition, recent reported increases in 3-D seismic surveys and bidding activity at federal and state offshore lease sales indicate that further increases in drilling activity are likely. Increases in natural gas production resulting from successful drilling activities in these areas should provide TPC with access to additional natural gas supplies to gather and process. TPC believes it has a comparative advantage in obtaining access to these supplies because of its currently available unutilized capacity.

NATURAL GAS MARKETING

     Gross profit and operating income for TPC's natural gas marketing segment increased in the first six months of 1996 relative to the first half of 1995 primarily due to the increase in the volume of customer storage fill contracts that TPC is managing on behalf of ten large local distribution company ("LDC") customers. Gross profit per Mcf declined in the first six months of 1996 compared to 1995 as a result of favorable settlements of prior year natural gas imbalance positions that reduced the cost of gas sold in the first six months of 1995 by approximately $1.8 million. Such favorable settlements of prior year natural gas imbalance positions totaled approximately $2.7 million in the year ended December 31, 1995 and further settlements of prior period balances are not expected to be material. TPC anticipates its comparative marketing sales volumes to substantially increase in the remainder of 1996 due to expected continued growth in TPC's storage fill program and increased use of the Moss Bluff and Egan storage facilities owned by MHP.

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                                   --------------------------         --------------------------
                                                                     1996             1995              1996              1995
                                                                   ---------        ---------         ---------        ---------
                                                                                (IN THOUSANDS, EXCEPT PER UNIT DATA)
Natural Gas Marketing Segment
     Revenues . . . . . . . . . . . . . . . . . . . . . . . .      $ 146,932         $ 66,189         $ 279,209        $ 129,683

     Cost of natural gas sold . . . . . . . . . . . . . . . .       (144,905)         (64,649)         (274,317)        (125,480)
                                                                   ---------         --------         ---------         --------
        Gross profit  . . . . . . . . . . . . . . . . . . . .          2,027            1,540             4,892            4,203
                                                                   ---------         --------         ---------         --------
     Segment administrative expense . . . . . . . . . . . . .           (819)            (681)           (2,060)          (1,691)

     Depreciation and amortization  . . . . . . . . . . . . .            (18)             (17)              (36)             (34)
                                                                   ---------        ---------         ---------        ---------
     Operating costs  . . . . . . . . . . . . . . . . . . . .           (837)            (698)           (2,096)          (1,725)
                                                                   ---------         --------         ---------        ---------
        Operating income  . . . . . . . . . . . . . . . . . .      $   1,190         $    842         $   2,796        $   2,478
                                                                   =========         ========         =========        =========
     Sales volume (Mcf) . . . . . . . . . . . . . . . . . . .         48,816           34,523            98,894           72,488

     Gross profit (per Mcf) . . . . . . . . . . . . . . . . .           4.15c.           4.46c.            4.95c.           5.80c.

     Operating income (per Mcf) . . . . . . . . . . . . . . .           2.44c.           2.43c.            2.83c.           3.41c.


     TPC uses futures, option and swap contracts with maturities of eighteen months or less to hedge against the volatility of the price of natural gas purchases and sales. It is TPC's policy to maintain as nearly as practicable a fully hedged position on its net natural gas purchase and sale commitments, substantially all of which have pricing terms which are indexed to the NYMEX futures contract. Gains or losses on hedging activities are deferred and recognized as a part of the physical transactions hedged; net gains and losses on hedging activities reflected in income, which are largely offset by net gains and losses on physical transactions, amounted to a loss of $3,868,000 and a gain of $1,227,000 in the six month periods ended June 30, 1996 and 1995, respectively. At June 30, 1996, TPC had 184 net open futures contracts and various option contracts which together covered an aggregate of 2,300,000 net MMBtu's. The net unrealized gain on these instruments was approximately $273,000 at June 30, 1996.

                        TPC CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


NATURAL GAS STORAGE

     As indicated in Note 3 - Investment in and Receivable from MHP, in the Notes to the Consolidated Financial Statements, the activities of TPC's natural gas storage business were reflected in its consolidated financial statements prior to the December 1994 formation of MHP. As a result of the formation of MHP, the natural gas storage business previously conducted by TPC is now conducted by MHP, in which TPC currently has an approximate 61% revenue and expense interest. TPC's investment in MHP is accounted for under the equity method. TPC's share of the underlying equity in the net assets of MHP exceeded its investment by approximately $17 million at the date of formation of MHP and such difference is being amortized to income over the lives of the existing storage contracts at the storage facilities contributed to MHP (averaging approximately nine years) at a rate of approximately $1.9 million per year. Natural gas storage operations consist of the Moss Bluff Facility in Texas, which went in to service in December 1990, and the Egan Facility in Louisiana, which went into service in September 1995. In addition, prior to formation of MHP, TPC's ownership interest in the Moss Bluff Facility changed twice. As a result of certain options associated with the second ownership change, TPC accounts for the 50% interest transferred to a third party as "Revenues of Business Transferred" and "Expenses of Business Transferred." On July 3, 1996, however, MHP acquired such 50% interest from the third party effectively canceling the options between TPC and the third party to retransfer the interest. TPC expects to recognize a third quarter after-tax gain of approximately $1.5 million related to this transaction and MHP will commence accounting for 100% of the Moss Bluff Facility's revenues and expenses in the third quarter of 1996.

                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                   ------------------------------     ----------------------------
                                                                       1996              1995             1996             1995
                                                                   --------------   -------------     ------------     -----------
                                                                                 (IN THOUSANDS, EXCEPT PER UNIT DATA)
NATURAL GAS STORAGE SEGMENT

     Revenues

         Business transferred . . . . . . . . . . . . . . . . . .     $ 1,303         $ 1,210            $ 2,582         $ 2,520

         Equity in earnings of MHP  . . . . . . . . . . . . . . .         845             525              2,063           1,027

         Other  . . . . . . . . . . . . . . . . . . . . . . . . .          --              --                217              --
                                                                      -------         -------            -------         -------
                                                                        2,148           1,735              4,862           3,547
                                                                      -------         -------            -------         -------
     Operating expenses

         Business transferred . . . . . . . . . . . . . . . . . .        (863)           (956)            (1,800)         (1,932)
         Other  . . . . . . . . . . . . . . . . . . . . . . . . .          --              (7)                (2)             (7)

     Segment administrative expense . . . . . . . . . . . . . . .        (312)            (44)              (824)           (657)

     Depreciation . . . . . . . . . . . . . . . . . . . . . . . .          (3)             (3)                (7)             (6)
                                                                      -------         -------            -------         -------
     Operating costs. . . . . . . . . . . . . . . . . . . . . . .      (1,178)         (1,010)            (2,633)         (2,602)
                                                                      -------         -------            -------         -------
        Operating income. . . . . . . . . . . . . . . . . . . . .     $   970        $    725            $ 2,229        $    945
                                                                      =======         =======            =======         =======
     Cavern turnover capacity leased to third
       parties (Mcf). . . . . . . . . . . . . . . . . . . . . . .       9,182           3,082             18,227           6,481

     Operating income per Mcf of turnover
       capacity leased to third parties (1) . . . . . . . . . . .      10.56c.          23.52c.            12.23c.         14.58c.


(1)  Excludes net earnings of business transferred.

     The increases in TPC's equity in earnings of MHP indicated above reflect the startup of the Egan Facility and the addition of a third storage cavern at the Moss Bluff Facility, both of which occurred in September 1995, as well as the significant growth in hub services at both facilities. Detailed financial information concerning MHP can be found in the combined financial statements of MHP at Exhibit 99 to the TPC Quarterly Report on Form 10-Q.

                        TPC CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OR OPERATIONS (CONTINUED)

OTHER INCOME, COSTS AND EXPENSES

     For the six months ended June 30, 1996, corporate administrative expense increased relative to the same period in 1995 due to increased employee bonuses accrued under TPC's profit-based incentive compensation program as well as increases in executive and administrative salaries and in professional fees.

     Interest expense increased to approximately $7.0 million in the first six months of 1996 from approximately $0.7 million in the first six months of 1995 with virtually all of the increase due to the issuance of new debt incurred in connection with the Seagull Transaction which closed in September 1995.

LIQUIDITY AND CAPITAL RESOURCES

   WORKING CAPITAL

     TPC's working capital decreased to $4.1 million at June 30, 1996, from $14.2 million at December 31, 1995 due largely to the February 1996 sale of certain non-core gathering systems acquired in the Seagull Transaction, which were classified as current assets at December 31, 1995, and the application of the $12.1 million net sales proceeds to payment of long-term debt (see
- -"Investing and Financing Activities - Seagull Acquisition"). In addition to its working capital, TPC had unutilized borrowing capacity of $13 million available under its $30 million revolving credit facility as of June 30, 1996. TPC's net borrowings under its revolving credit facility were subsequently reduced in early August 1996 by approximately $14 million (see -"Investing and Financing Activities - Market Hub Partners").

   OPERATING ACTIVITIES

     TPC's net cash provided by operating activities was $19.5 million in the first six months of 1996 compared to a deficit of $1.6 million in the first six months of 1995. This significant increase was due to higher cash flow from operations (net income plus depreciation and amortization, less equity in earnings of MHP) as well as the decrease in inventory levels related to the customer storage fill contracts that TPC is managing on behalf of ten large local distribution companies and the completion of a storage delivery program entered into with a major midwestern pipeline company customer. TPC anticipates that its comparative cash flow from operations in the natural gas gathering and processing segment will continue to be favorably impacted in the third quarter of 1996 as a result of a full year's operations from the assets acquired in the Seagull Transaction.

   INVESTING AND FINANCING ACTIVITIES

     SEAGULL ACQUISITION. On September 25, 1995, TPC completed the acquisition from Seagull Energy Corporation and four other sellers of a number of natural gas pipeline gathering assets, as well as a natural gas processing plant, which serve areas offshore Texas adjacent to those currently served by TPC's existing Matagorda Island (TOMCAT) and Galveston Island (GIGS) gathering systems. The purchase price was $155.6 million. No significant future capital expenditures are planned with regard to the assets acquired in the Seagull Transaction. TPC will continue to seek project development and acquisition opportunities in this segment, although TPC is not currently contemplating acquisitions of a size comparable to the Seagull Transaction in the foreseeable future.

     The acquisition of the gathering systems and related assets was financed with existing credit facilities and $150 million of new credit facilities provided by ING Capital. The new credit facilities consisted of $120 million of five- year secured term loans and a $30 million secured subordinated bridge loan which was repaid in November 1995 with proceeds of a public stock offering. TPC and its subsidiaries are subject to certain financial and other covenants under these credit facilities. TPC was also required to amend the terms of its existing revolving credit agreement (the "Revolver") and its $35 million of senior unsecured notes to permit the acquisition. The amendments to the Revolver consisted primarily of an increase in the interest rate spreads during the periods that TPC's balance sheet leverage is above certain levels, a more restrictive method of calculating its borrowing availability under the Revolver and a reduction of the loan commitment, which was subsequently increased to $30 million in December 1995. The amended

                        TPC CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OR OPERATIONS (CONTINUED)


credit agreement currently requires TPC and certain subsidiaries to maintain a total debt to total capitalization ratio of not more than 70%. With a total debt to total capitalization ratio of 60%, TPC was in compliance with this requirement at June 30, 1996. The $35 million of senior unsecured notes were likewise amended to provide for, among other things, an increase in the interest rate payable from 7.33% to 9.33% per annum. The interest rate will be reduced to 8.33% if and when TPC and certain subsidiaries achieve a total debt to total capitalization ratio of 60%. Further, if TPC's total debt to total capitalization ratio reaches 50%, the interest rate will be reduced to 7.33%.

     In February 1996, TPC completed the sale of a number of the smaller non-core gathering systems acquired in the Seagull Transaction with the net proceeds of $12.1 million applied to reduction of the Term Loan. Such reduction as well as principal payments anticipated to be made in the third quarter of 1996 are expected to reduce TPC's debt to capitalization ratio below 60% resulting in a prospective decline in the interest rate on the senior unsecured notes from 9.33% to 8.33% per annum beginning in the third quarter.

     TPC is presently pursuing additional debt financing alternatives in order to improve its financial flexibility.

     MARKET HUB PARTNERS. The December 1994 formation of MHP provided TPC and its natural gas industry partners a vehicle for the construction and operation of a network of five market center hubs with high deliverability storage. TPC contributed its interest in the assets and facilities, market hub locations, development plans, permits, leases and signed storage service contracts for these market centers to MHP. TPC's four natural gas industry partners agreed to contribute $45 million to MHP, of which $38.3 million was contributed through June 30, 1996 and the remaining $6.7 million was contributed on July 3, 1996.
In addition to the July 3, 1996 issuance of $60 million of senior notes secured by MHP's Moss Bluff and Egan Facilities, MHP will seek to arrange financings (either at the individual project or overall partnership level) on the other market hub facilities as development progresses. The combination of these financings, the equity investments by the four natural gas industry partners, MHP's internally generated cash flow and TPC's initial contributions to MHP are presently expected to provide sufficient financing for the capital costs of the MHP market hubs and high deliverability storage facilities over the next several years assuming continuation of existing market conditions. Subsequent to the December 1994 formation of MHP, the capital costs incurred by MHP on the Moss Bluff and Egan Facilities aggregated approximately $67 million through June 30, 1996, and the projected capital costs for expansion of Egan and construction of the Tioga Project aggregate approximately $108 million through the year 2000, subject to approval by the MHP partners.

    TPC holds a promissory note from MHP for $31.0 million as of June 30, 1996 primarily representing development capital costs incurred by TPC on the storage facility projects contributed to MHP after the April 1, 1994 effective date and prior to the December 1994 formation of MHP. Additional advances were also made by TPC to MHP to fund construction and development activities in 1995 and in the first six months of 1996. This receivable matures December 15, 1996 and was originally intended to be paid to TPC out of the proceeds of MHP financings (either at the individual project or overall partnership level) among other sources. On July 3, 1996, two of MHP's subsidiaries completed the issuance of $60 million of senior secured notes in a private placement transaction. The senior secured notes bear interest at a rate of 8.10% per annum and are due in varying amounts through December 31, 2006. Proceeds of the private placement were used by MHP to acquire the remaining 50% interest in the Moss Bluff Facility owned by a third party, to retire an outstanding bank loan on the Moss Bluff Facility, to repay a portion of the promissory note owed by MHP to TPC, and to pay the costs of the financing transaction. The portion of the promissory note repaid by MHP to TPC with proceeds of the private placement amounted to approximately $14,300,000 (TPC utilized such proceeds in early August 1996 to reduce borrowings under its revolving credit facility). The remaining balance of the promissory note payable by MHP to TPC is expected either to be repaid through the issuance of additional debt at the MHP level or to be reduced by the assumption of the other MHP partners of their proportionate share of the outstanding balance of the amount owed by MHP to TPC at maturity in December 1996. Because of the uncertainty surrounding these matters, the $16,700,000 balance of the promissory note owed to TPC following the MHP private placement financing has been classified by TPC as a non-current asset at June 30, 1996.

                       TPC CORPORATION AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (CONTINUED)


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This Report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Natural Gas Gathering and Processing" regarding TPC's expectations of potential increases in drilling activity, resulting natural gas production, and TPC's ability to obtain access to such natural gas supplies to gather and process, (b) "-
Natural Gas Marketing" regarding TPC's expectations for increases in natural gas marketing volumes in 1996 and further settlements of prior year natural gas imbalances, (c) "- Liquidity and Capital Resources - Operating Activities" regarding TPC's expectations for the impact on cash flows from a full year's operations of the assets acquired in the Seagull Transaction, (d) "- Investing and Financing Activities" regarding TPC's expectations for a decline in the interest rate payable on the senior unsecured notes and the likelihood of the issuance of additional debt at the MHP level or the assumption by the other MHP partners of their proportionate share of the outstanding balance of the amount owed by MHP to TPC at maturity in December 1996. Although TPC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from TPC's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation in conjunction with the forward looking statements included in this Report. All subsequent written and oral forward looking statements attributable to TPC or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                        TPC CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


    On May 3, 1996, TPC held its annual stockholders meeting. The following matters were voted upon at the meeting, with votes cast for and against as specified.

     1. To elect by the holders of the Class A Common Stock two directors to Class I of the Board of Directors.

              NOMINEE                                       FOR                                              AGAINST
              -------                                       ---                                              -------
         Larry W. Bickle                                14,649,782                                           313,546
         Thomas M. Jenkins                              14,653,782                                           309,546

     2. To elect by the sole holder of the Class B Common Stock one director to Class I of the Board of Directors.


              NOMINEE                                       FOR                                              AGAINST
              -------                                       ---                                              -------
         Robert Cosson                                    579,963                                              -0-

     3. To amend TPC's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") to change the name of the company to "TPC Corporation."

         FOR                                               AGAINST                                            ABSTAIN
      --------                                             -------                                            -------
       15,321,598                                          11,753                                              209,940




Item 6.  Exhibits and Reports on Form 8-K



         (a)   Exhibit 11: Computation of Earnings Per Share

               Exhibit 99: Financial Statements of Market Hub Partners

         (b)   Reports on Form 8-K

               None



                      TPC CORPORATION AND SUBSIDIARIES

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TPC CORPORATION
                                           (Registrant)



                                          By: /s/ D. HUGHES WATLER, JR.
                                             ----------------------------------
                                                D. Hughes Watler, Jr.
                                                    Controller


Date: August 13, 1996

                                EXHIBIT INDEX


Exhibit No.                   Description
- -----------                   -----------

Exhibit 11               Computation of Earnings Per Share

Exhibit 27               Financial Data Schedule

Exhibit 99               Financial Statements of Market Hub Partners