Form 10-K
period 1996-12-31
TPC CORP
filed 1997-03-10
CIK 868576

                                                         As filed March 10, 1997
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1996

                                       or

[ ] TRANSITION REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (281) 597-6200
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of the Act (Each class is registered on the New York
                                Stock Exchange):

                CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE
        Securities registered pursuant to Section 12(g) of the Act: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---  ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK, PAR VALUE $0.01 PER SHARE, HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 7, 1997 WAS APPROXIMATELY $145,176,000.

AS OF MARCH 7, 1997, THE REGISTRANT HAD OUTSTANDING 17,424,252 SHARES OF CLASS A COMMON STOCK (NET OF 470,000 TREASURY SHARES), PAR VALUE $.01 AND 579,963 SHARES OF CLASS B, SERIES A COMMON STOCK, PAR VALUE $.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                        TPC CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I
   ITEM 1.     Business............................................................................          2
   ITEM 2.     Properties..........................................................................         15
   ITEM 3.     Legal Proceedings...................................................................         15
   ITEM 4.     Submission of Matters to a Vote of Security Holders.................................         15

PART II
   ITEM 5.     Market for Registrant's Common Stock and Related Stockholder Matters................         17
   ITEM 6.     Selected Financial Data.............................................................         17
   ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                            18
   ITEM 8.     Financial Statements and Supplementary Data.........................................         28
   ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                                                                                            49

PART III
   ITEM 10.    Directors and Executive Officers of the Registrant..................................         49
   ITEM 11.    Executive Compensation..............................................................         52
   ITEM 12.    Security Ownership of Certain Beneficial Owners and Management......................         56
   ITEM 13.    Certain Relationships and Related Transactions......................................         59

PART IV
   ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................         60

SIGNATURES.........................................................................................         66

                                     PART I


ITEM 1.  BUSINESS

GENERAL

      TPC Corporation (formerly Tejas Power Corporation) and its affiliates ("TPC") are engaged in gathering, processing, storage and marketing of natural gas. TPC owns and operates gathering systems located in the Gulf of Mexico, plus related natural gas processing facilities. With the completion of the acquisition of various offshore natural gas gathering systems and related assets onshore Texas from Seagull Energy Corporation and four other sellers (the "Seagull Transaction") on September 25, 1995, TPC's gathering systems currently consist of approximately 350 miles of pipe with 1,680 MMcf/day total capacity and an average throughput for the year ended December 31, 1996 of 868 MMcf/day. TPC also has a majority voting and ownership interest in Market Hub Partners ("MHP"), which is developing an integrated system of natural gas market hubs with high deliverability salt cavern storage facilities, certain of which are connected via third party pipelines to TPC's offshore gathering systems. MHP has two supply area market hubs in operation in Texas and Louisiana and three market hub projects in various stages of planning and development in Pennsylvania, Mississippi and the Midwest area. MHP's existing salt cavern storage facilities provide approximately 12.5 Bcf of working gas storage capacity and 1.65 Bcf/d of natural gas deliverability which TPC believes makes MHP the largest owner of natural gas salt cavern storage deliverability in the United States. TPC believes it is well positioned in the natural gas sales services market because of its combination of aggregation capabilities, its access to high deliverability salt cavern storage facilities located at the interconnection of multiple pipelines and its marketing and risk management expertise. TPC is also actively pursuing emerging opportunities in electric storage and power marketing.

      The natural gas supply requirements of pipelines, local distribution companies, utilities and other users of natural gas fluctuate over time. Large fluctuations in supply needs in the markets TPC serves are primarily caused by weather conditions. Demand for natural gas tends to peak in the winter months, reflecting home heating needs, and is typically higher in the summer than in the spring and fall, reflecting use by electric utilities to satisfy air conditioning needs. In addition, demand related to weather conditions may vary significantly over short periods of time due to sudden changes in temperature. Users of natural gas also experience changes in their natural gas supply needs unrelated to weather. For example, a natural gas utility (or an electric utility using natural gas to fuel its generators) serving a city generally requires more natural gas during the business week than on the weekend.

      Operators of natural gas wells are generally unable to adjust output levels precisely with changes in demand. Salt cavern storage facilities, such as MHP's Moss Bluff Facility located near Houston, Texas, and its Egan Facility in Acadia Parish, Louisiana, can modulate natural gas flow by injecting and withdrawing natural gas as needed throughout the day. This type of storage is well suited to respond to swings in natural gas supply and demand.

      Historically, pipelines acted as merchants of natural gas, purchasing natural gas from the producers and reselling natural gas, primarily to local distribution companies, electric utilities and other users. In 1985, the FERC commenced restructuring the regulation of interstate pipelines, requiring them to grant transportation access to any creditworthy shipper, including producers and other marketers of natural gas, on an open access, nondiscriminatory basis. In the current market, a user may purchase natural gas from a number of sources, and arrange for transportation and delivery on one or more pipelines which act as common carriers and which do not take title to the natural gas transported.

      Over the last ten years there has been a general oversupply of natural gas. Prior to the issuance of FERC Order No. 636 in 1992, users of natural gas had been able to purchase sufficient natural gas from pipelines, on short notice, to meet substantially all their natural gas supply needs, and pipelines had been largely obligated by contract to supply these needs. TPC believes that as general consumption of natural gas begins to more closely match supply, natural gas may not be available in sufficient quantities on a timely basis to satisfy short duration peak usage needs caused by temperature variation or supply interruptions, and such events may cause the demand for flexible, reliable natural gas supply services such as those provided by TPC to increase.

      TPC was incorporated as a Delaware corporation in 1984. TPC's principal executive offices are located at 200 WestLake Park Boulevard, Suite 1000, Houston, Texas 77079, and its main telephone number is (281) 597-6200.

FORWARD LOOKING STATEMENTS

      See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Disclosure Regarding Forward Looking Statements" for a discussion of forward looking statements contained above and elsewhere in this Report.

DEFINITIONS AND OTHER MATTERS

     A "market hub" is a geographic location where there is a natural gas storage facility and multiple pipeline interconnections. The term "Bcf" means billion cubic feet of natural gas, "MMcf" means million cubic feet of natural gas and "Mcf" means thousand cubic feet of natural gas. The term "MMBtu" means million British Thermal Units. The term "net" when used in connection with the transportation or storage of a quantity of natural gas means the total amount of natural gas transported or stored multiplied by TPC's or MHP's interest in the joint venture or other entity that owns the gathering or storage facility. "FERC" is the Federal Energy Regulatory Commission. References to TPC include TPC, its subsidiaries and the joint ventures managed by TPC or its interest therein, as the context requires. Injection and withdrawal capacities are presented in average volumes (Mcf, MMcf or Bcf) of natural gas per day. The principal factor affecting injection capacity is the pressure of the natural gas when stored in the cavern. The nominal or average injection rates are increased or decreased if actual cavern pressures are below or above pressures used in determining the average injection rates. Withdrawal capacity is limited by the capacity of pipeline metering stations that take natural gas away from the storage facility, which in turn is limited by pipeline operating pressures and sizes. Storage capacities of salt-dome caverns are estimated by sonar and various other techniques and are presented herein on an estimated basis.

BUSINESS AND GROWTH STRATEGY

      TPC's primary business objective is to achieve growth in cash flow and earnings by increasing both the gross profit per Mcf and the volume of natural gas that it gathers, processes and markets. TPC seeks to take advantage of deregulation in the natural gas industry and the new technology that has reduced the cost of delivering natural gas at the time and location required by customers. TPC focuses on serving customers whose requirements to buy or sell natural gas can fluctuate sharply ("swing") within short periods of time and who value reliability of supply. TPC's strategy is to control natural gas gathering and storage assets that provide the reliability, responsiveness and flexibility needed to serve the swing market. TPC's gathering assets provide it with access to a reliable supply of natural gas which, when combined with the flexibility of MHP's innovative market hubs utilizing salt cavern storage facilities and TPC's advanced natural gas title and administrative information systems, have allowed TPC to become a major provider of premium services to the natural gas swing market.

      By anticipating the changes brought about by industry deregulation, TPC believes it is competitively well positioned to serve its customers' current and future natural gas market needs. TPC also believes domestic consumption of natural gas as a fuel will continue to grow, as natural gas continues to be recognized as cleaner-burning, less expensive and more abundant in North America than oil.

      Prior to the Seagull Transaction, TPC grew primarily through internal development of natural gas gathering systems and storage facilities, and through the expansion of its marketing activities. TPC expects future growth to result from both internal project development and selected acquisitions.

RECENT DEVELOPMENTS

      EVALUATION OF STRATEGIC ALTERNATIVES. On November 12, 1996, TPC announced that its Board of Directors has retained an investment banking firm to assist it in exploring strategic alternatives for increasing shareholder value, including the possibility of a sale or merger of part or all of the Company. An announcement regarding the results of the process is expected in the near future.

      COMMON STOCK BUYBACK PROGRAM. On August 23, 1996, TPC was authorized by its Board of Directors to repurchase up to $5 million of its Class A Common Stock over a twelve month period. Pursuant to the Board's authorization, TPC purchased a total of 95,000 shares of its Class A Common Stock at a cost of $803,000 through October 9, 1996. No additional shares have been purchased since that time. The buyback was financed out of available cash reserves and borrowings under TPC's revolving credit facility.

      CMS TRANSACTION AND RELATED FINANCING. On July 3, 1996, MHP and its partner in the Moss Bluff Facility, CMS Energy Corporation ("CMS"), completed a transaction whereby MHP purchased CMS's 50% interest in the Moss Bluff Facility and CMS purchased MHP's 50% interest in the Grands Lacs market hub project ("Grands Lacs Project") under development in Michigan (the "CMS Transaction"). As a result of the CMS Transaction, MHP now owns 100% of Moss Bluff but has no interest in the Grands Lacs Project. MHP is presently exploring other potential sites for a Midwest area market hub.

      Concurrent with the CMS Transaction, subsidiaries of MHP issued $60 million of senior secured notes with an investment grade rating in a private placement transaction. The senior secured notes bear interest at 8.1% and are due in varying amounts through December 31, 2006. In addition to financing the CMS Transaction, net proceeds of the private placement were used to retire an outstanding bank loan incurred by the Moss Bluff partnership and to repay $14.1 million of a loan made to MHP by TPC to fund development capital costs for storage facilities. TPC's remaining note receivable from MHP totaled $16.9 million after this transaction (although another $3.9 million was subsequently loaned by TPC to MHP in December 1996). TPC used the $14.1 million received from MHP to reduce revolving bank debt (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investing and Financing Activities - Market Hub Partners").

      SEAGULL TRANSACTION AND RELATED FINANCINGS/DIVESTITURES. On September 25, 1995, TPC completed the acquisition of seven gathering systems in the Gulf of Mexico offshore Texas and related assets from Seagull Energy Corporation and four other sellers for $155.9 million in cash. The acquired gathering systems include the Seagull (renamed "Seahawk") Shoreline System ("SSS"), the Cavallo Pipeline System, the Brazos Area Gathering System ("BAGS"), the El Gordo System and three smaller systems, totaling 204 miles of offshore pipeline. These acquired offshore systems have a capacity of approximately 1,080 MMcf/day. The acquired assets included the Matagorda Gas Plant, a natural gas liquids processing plant with approximately 250 MMcf/day of capacity, and the Oyster Lake condensate stabilization facility with approximately 5,200 barrels per day of capacity. TPC owns 100% of all such assets. The additional assets increased TPC's total offshore gathering system capacity to approximately 1,680 MMcf/day and approximately 350 miles of pipeline in nine systems. The purchase price was financed with an existing credit facility and $150 million of new credit facilities. The new credit facilities consisted of $120 million of five-year secured term loans and a $30 million secured subordinated bridge loan. The bridge loan was entirely repaid in November 1995 with the proceeds of a public stock offering. During 1996, TPC completed the sale of a number of small onshore gathering systems acquired in the Seagull Transaction. The net proceeds from these sales of $13.7 million were used primarily to reduce the $120 million of term loans (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investing and Financing Activities - Seagull Transaction and Related Financings Divestitures").

NATURAL GAS GATHERING AND PROCESSING

      In addition to the assets acquired in the Seagull Transaction, TPC owns two other offshore gathering systems. The Galveston Island Gathering System ("GIGS") is located in the Galveston Island Area offshore Texas and consists of an 18-mile, 16-inch offshore gathering system, two additional offshore 6-inch segments of 4.6 miles and 5.5 miles in length, and an onshore 8-mile, 12-inch portion that interconnects with two intrastate pipelines. The TOMCAT system, located in the Matagorda Island Area offshore Texas, consists of a number of gathering segments ranging in size from 1.5 miles of 3-inch pipe to 42 miles of 20-inch pipe, together with a condensate separation and dehydration plant onshore, ultimately interconnecting with four interstate and intrastate pipelines. TPC owns 100% of GIGS and TOMCAT, except that one of the TOMCAT system segments, the Matagorda Island Area Gathering System, representing pproximately 43% of average throughput and 33% of total system capacity on TOMCAT, is owned 83% by TPC and 17% by Amerada Hess.

      With the additional gathering assets acquired in the Seagull Transaction, TPC's systems interconnect to a total of seven intrastate and two interstate natural gas pipelines, including five of the six pipelines connected to the Moss Bluff Facility. These multiple pipeline interconnects enable TPC and producers who use TPC's facilities to access multiple markets in disparate geographic regions through several common pipeline interconnects. Generally, the gathering systems transport the natural gas to a common point onshore where it is brought into conformity with pipeline quality specifications prior to redelivery to downstream pipelines. TPC charges a tariff to transport the natural gas on its gathering facilities. Currently, approximately 90% of the natural gas reserves connected to TPC's gathering systems are dedicated under either life-of-lease gathering contracts, minimum volumetric dedications or minimum term dedications.

      The following table summarizes the approximate capacity and utilization of TPC's gathering facilities, including those acquired in the Seagull Transaction in September 1995, as if they had been owned from the beginning of 1995:

                                                                YEAR                             YEAR
                                                                ENDED                            ENDED
                                                         DECEMBER 31, 1996                 DECEMBER 31, 1995
                                                      -------------------------      ----------------------------
                                      MAXIMUM
                                      THROUGHPUT      GROSS AVERAGE    PERCENT       GROSS AVERAGE       PERCENT
    AREA                              CAPACITY         THROUGHPUT      CAPACITY      THROUGHPUT          CAPACITY
                                      (MMCF/DAY)        (MMCF/DAY      UTILIZED       (MMCF/DAY)         UTILIZED
                                      ----------      -------------    --------      -------------      ---------
Matagorda Island . . . . . . . . .      1,350            691              51%            670              50%
Galveston/Brazos . . . . . . . . .        330            177              54%            151              46%
                                          ---            ---              --             ---              --
                                        1,680            868              52%            821              49%
                                        =====            ===              ==             ===              ==

      Drilling activity by producers has increased recently in the Gulf of Mexico in areas adjacent to TPC's gathering systems, including those acquired in the Seagull Transaction. In addition, recent reported increases in 3-D seismic surveys and bidding activity at federal and state offshore lease sales indicate that further increases in drilling activity are likely. Increases in natural gas production resulting from successful drilling activities in these areas should provide TPC with access to additional natural gas supplies to gather and process. TPC believes that the combination of its previously existing gathering systems with the systems acquired in the Seagull Transaction has increased its franchise position in the Gulf of Mexico. Further, TPC believes it has a competitive advantage in obtaining access to these supplies because of its currently available unutilized capacity.

      In connection with the Seagull Transaction, TPC agreed to be responsible for certain contingent liabilities associated with the acquired assets, both known and unknown, including certain environmental liabilities. However, TPC is not currently aware of any such liabilities of a material nature.

NATURAL GAS STORAGE

      MARKET HUB PARTNERS FORMATION. In December 1994, TPC formed MHP with subsidiaries of NIPSCO Industries, Inc., New Jersey Resources Corp., DPL Inc. (Dayton Power & Light), and Public Service Enterprise Group, Inc. Subsidiaries of TPC and these four companies (i) are the limited partners of Market Hub Partners, L.P. and (ii) own the stock of Market Hub Partners, Inc., the 1% general partner of Market Hub Partners, L.P.

      TPC contributed its interest in the market hub assets and facilities, market hub locations, development plans, permits, leases and signed storage service contracts relating to its five market hub projects to MHP upon formation. The contributed storage contracts had terms ranging from approximately two to twenty years. In addition, TPC's four partners agreed to contribute $45 million to MHP over the period 1994 through 1996, all of which was contributed by July 1996. TPC's limited partnership interest and stock ownership in MHP provide it with (i) a collective 66% voting and ownership interest and (ii) a revenue and expense interest which varies from approximately 61% at commencement of MHP operations to approximately 70% at such time as two partners with reversionary revenue interests receive distributions from MHP equal to 150% of their capital contributions.

      MHP owns and operates market hubs located in natural gas supply areas in Texas (the Moss Bluff Facility) and Louisiana (the Egan Facility) and owns and is in various stages of planning and development of market hub projects in market areas in Pennsylvania (Tioga Project), Mississippi (MS-1 Project) and the Midwest area. With the September 1995 completion of a third salt storage cavern at the Moss Bluff Facility and of the first salt storage cavern at the Egan Facility, MHP's existing salt cavern storage facilities provide approximately 1.65 Bcf/day of natural gas deliverability and approximately 12.5 Bcf of high deliverability working gas storage capacity. MHP is currently in the process of adding a second cavern with 2.0 Bcf of working gas storage capacity at the Egan Facility of which 1.0 Bcf of capacity is expected to be placed into service in December 1997 and the balance by June 1998. This capacity will be combined with an additional 1.0 Bcf of capacity to be created in the first cavern at Egan by September 1997 utilizing a proprietary technology developed by TPC called Solution Mining Under Gas ("SMUG"), which allows expansion to take place in operating caverns without taking them out of service. MHP also plans to add 1.0 Bcf of capacity at Moss Bluff in 1997 using SMUG technology.

      Presently, all of the capacity of MHP's Moss Bluff and Egan Facilities is leased under long-term contracts that generally require the payment of demand/reservation charges regardless of usage. The remaining terms of these contracts range from three months to nearly twenty years. MHP is currently negotiating cavern leases covering the planned facility expansions indicated in the table below.

      The following table sets forth selected information regarding certain of MHP's existing and certain of its planned facilities as of February 28, 1997.

                              MHP SYSTEM SUMMARY

                                              ESTIMATED
                     ESTIMATED  ESTIMATED    WORKING GAS                   PERCENT LEASED
                     INJECTION  WITHDRAWAL    STORAGE     PROJECTED             UNDER
                      CAPACITY   CAPACITY     CAPACITY    IN-SERVICE          LONG-TERM
                     (MMCF/DAY)  MMCF/DAY)      (BCF)       DATE               CONTRACT
                     ---------- ----------   -----------  ----------       ----------------
EXISTING
    Moss Bluff          200         900          7.8      In Service             100%
    Egan                185         750          4.7      In Service             100%
                        ---       -----         ----
       Sub Total        385       1,650         12.5
                        ---       ----          ----
PLANNED EXPANSIONS
    Moss Bluff           75(1)       --(2)       1.0(3)   September 1997    In negotiations
    Egan                 75(1)       --(2)       3.0(3)   June 1998         In negotiations
    Tioga 1A            125         250          1.2      September 1999    In negotiations
    Tioga 1B            125         250          1.3      September 2000    In negotiations
                        ---       -----         ----
       Sub Total        400         500          6.5
                        ---       -----         ----
          Totals        785       2,150         19.0
                        ===       =====         ====

---------------------

(1) Represents additional compression to be added to serve incremental capacity.

(2) No additional withdrawal capacity is currently planned.

(3) Includes additional capacity to be added through use of a proprietary technology developed by TPC known as Solution Mining Under Gas ("SMUG") of
    1.0 Bcf at Moss Bluff and 1.0 Bcf at Egan.

      FACILITIES. Salt cavern storage facilities offer certain significant advantages over conventional reservoir natural gas storage facilities. In conventional reservoir storage, which utilizes both depleted natural gas reservoirs and aquifers, natural gas is injected for approximately 200 to 250 days per year when demand is lower and withdrawn during the 100 to 150 day period of increased demand. Because the natural gas is withdrawn in relatively constant amounts, reservoir storage is well suited for seasonal increases, seasonal price arbitrage and limited protection against supply interruptions. Salt cavern storage can easily switch from full injection to full withdrawal several times each day. Accordingly, TPC believes that salt cavern storage facilities are better suited to meet short duration load swings, such as intraday heating and air conditioning based demand, and to serve peak demand during major supply interruption events, such as hurricanes and loss of production due to extremely cold weather causing wellhead freeze-off such as occurred in early February 1996.

      A salt cavern is formed by drilling and leaching an underground cavern in a naturally existing salt formation and installing related surface equipment. The typical salt cavern storage facility consists of a solution mining plant, which provides fresh water to dissolve cavities within the underlying salt, brine handling and disposal facilities, and the necessary surface facilities to compress natural gas into the cavity and allow it to flow back into a pipeline. Natural gas is injected under pressure and is generally not subject to loss because salt is essentially impermeable. All storage facilities which MHP owns and all storage facility projects which MHP is currently planning or developing are salt cavern storage facilities.

      The Moss Bluff Facility was placed into service in December of 1990 with one salt cavern. The Moss Bluff Facility currently provides an aggregate of 7.8 Bcf of estimated working gas capacity, 200 MMcf/day of estimated injection capacity and 900 MMcf/day of estimated withdrawal capacity from three salt caverns. The Moss Bluff Facility has four compressors and three filter/separators and serves as an aggregation point for major interstate and intrastate pipelines on the Texas Gulf Coast as well as a reserve for short-term peak natural gas requirements. Currently, all of Moss Bluff's 7.8 Bcf of capacity is leased. Since July 3, 1996, the Moss Bluff Facility has been 100% owned by MHP (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investing and Financing Activities - Market Hub Partners").

      The Egan Facility is located in Acadia Parish, Louisiana on the Jennings Salt Dome. Construction of Phase I, a single cavern which currently has approximately 4.7 Bcf of estimated working natural gas capacity all of which is presently leased. The Egan Facility currently has three compressors and two filter/separators and provides service to customers on five interstate pipelines. Egan's current estimated injection capacity is 185 MMcf/day and its current estimated withdrawal capacity is 750 MMcf/day. It is wholly owned by MHP.

      The planned Tioga facility is a market area project located in Tioga County, Pennsylvania, near the New York border, which is ultimately planned for
10.0 Bcf of working gas storage and is targeted to begin operations in 1999 - 2000 with initial capacity of 2.5 Bcf. It is currently estimated that Tioga will initially have withdrawal capacity of 500 to 600 MMcf/d and injection capacity of 250 MMcf/d growing to an anticipated 1.0 Bcf/day of withdrawal capacity and 500 MMcf/day of injection capacity as subsequent planned phases are completed. Construction is expected to start in the spring of 1997. Total costs are estimated to be approximately $150 million for the fully developed project. MHP is currently negotiating storage service contracts with potential customers for 9.0 Bcf of capacity and has also recently negotiated a brine supply agreement with a major salt processing company to build a salt evaporation plant at Tioga to utilize the brine created from the leaching of caverns. MHP owns 100% of the Tioga project.

      MS-1 is located in Copiah County, Mississippi, southwest of Jackson, Mississippi. This project was formerly a joint venture between a subsidiary of MHP, which had a 75% partnership interest, and an affiliate of Texas Eastern Transmission Company ("TETCO"), which had a 25% partnership interest. In the first quarter of 1996, TPC purchased TETCO's interest in the project at TETCO's cost. It is expected that the general partnership owning the project site will ultimately be dissolved and that MHP and TPC will each receive a proportionate share of the project site acreage in order to enable them to pursue separate (but possibly related) projects in the respective areas of natural gas storage and compressed air energy storage.

      In the Midwest area, TPC and CMS originally proposed to develop the Grands Lacs Project, in southeastern Michigan, with each company owning a 50% interest in the project. Service in a third party facility began under an interim contract in the second quarter of 1995. On July 3, 1996, MHP conveyed its interest in the Grands Lacs Project to CMS in conjunction with the acquisition by MHP of the 50% interest in the Moss Bluff Facility held by CMS. MHP is presently exploring other potential sites for a Midwestern area market hub.

      NATURAL GAS STORAGE CONTRACTS. Storage services are marketed by TPC on a "bundled" basis and by MHP on an "unbundled" basis. The unbundled storage services are marketed to local distribution companies, pipelines, marketers and producers and permit the customer to contract for injection, storage space and withdrawal capacities. These unbundled services are currently offered on a firm, secondary firm and interruptible basis. In a firm basis contract, the user pays a demand charge for the availability of the storage space and of the injection and withdrawal rights regardless of usage. In a secondary firm arrangement, the user customarily pays a lesser demand fee than in a firm basis contract because the facility has the right to make the storage capacity or injection and withdrawal facilities unavailable to the secondary firm customer if a customer with a firm contract requires the space or facilities. Interruptible contracts are similar to secondary firm contracts, except that no demand fee is paid, and the facility is allowed to give prior access to both firm and secondary firm customers. The facility may charge a fee for the actual use of its storage capacity and the use of its injection and withdrawal facilities in addition to the demand fees charged to reserve availability of capacities. The number of contracts and their terms for a given storage cavern depend upon the physical limitations of available space and injection and withdrawal capacity.

      MHP also offers short-term firm and interruptible "hub" services to its customers. These services include parking, wheeling, balancing and loaning natural gas. Parking services are one-turn services where a customer injects a specific amount and must withdraw this amount by a certain time. Wheeling services are the transportation of gas at the hub from one pipeline to another over the surface interconnects, and do not involve any storage service. Balancing services involve the ability to inject, withdraw and store within specified volumetric ranges over a short period of time. Loaning transactions are done with creditworthy counterparties and only involve the loaning of "extra" gas that MHP has obtained title to through in-kind fuel payments and non-critical pad gas. Any of these hub services can last for a few hours, days or weeks and are being used to generate incremental revenue for the projects. These services also provide potential long-term customers with an inexpensive way to try to use these services in their natural gas portfolios. MHP believes that this will lead to additional long-term contracts over time.

NATURAL GAS MARKETING

      TPC, which has marketed natural gas since its inception in 1984, focuses on providing services on a bundled basis to large electric and natural gas utilities in the Midwest, Mid-Atlantic, Ohio Valley and Northeast regions of the United States. As a result of deregulation and increased competition, TPC believes there are increased opportunities for marketers of natural gas which can compete on the basis of reliability, flexibility and price. Some natural gas purchasers look to find a "one-stop shopping" substitute for the bundled sales packages that were previously provided by interstate pipelines, while others pick and choose their services from specialist providers. TPC rebundles its own storage leases at various MHP and other storage facilities with third party transportation services and its access to natural gas supplies to provide its customers innovative energy services, effectively creating a rebundled pipeline merchant function. The flexibility of MHP's storage facilities, however, allows TPC to capture high margin opportunities in both the volatile day-to-day market as well as reliably manage longer term, higher margin contracts. TPC's marketing objective is to increase market share and margins in both current and new wholesale markets over the next few years by offering bundled service alternatives. Increases in TPC's access to additional salt cavern storage capacity through MHP will also expand its ability to offer premium priced natural gas marketing services. TPC believes this can be achieved primarily by combining its aggregation capabilities with its high deliverability storage sites located at the interconnection of multiple pipelines to provide more reliable, responsive and flexible services. TPC believes these capabilities differentiate it from many other providers of natural gas sales services.

      NATURAL GAS PURCHASES, SALES AND SUPPLY. TPC focuses on relatively specialized services which generate higher margins and continues to de-emphasize the sale of natural gas on a "baseload" basis due to the declining margins associated with this type of business. TPC has developed certain variations on standard contract services to create its own sales products and services.

      An increasingly important portion of the marketing operations of TPC is directed to the local distribution companies which, in a climate of deregulation, have generally been unable or unwilling under current market and regulatory conditions to restructure transportation and storage contracts to reduce end-user price because of being committed to previously existing bundled service arrangements with terms that extend for several more years. Because of TPC's high deliverability, interconnected storage and gathering assets, and experience in risk management and marketing, TPC has been able to provide local distribution companies with access to the economic benefits of unbundling before they are otherwise able to fully take advantage of unbundling efficiencies. This "asset optimization" strategy has helped local distribution companies realize more value for their transportation, storage and natural gas supply assets. In a typical asset optimization program, TPC agrees to place a customer's natural gas in storage at prices below the applicable market index by taking advantage of its storage flexibility combined with its risk management expertise. In return, the customer assigns to TPC the customer's storage and transportation capacities (which TPC uses in its trading and marketing activities) and TPC gives the customer a portion of the profits from such activities. This control by TPC of third party natural gas, production area supply, aggregation and storage assets allows both the customer and TPC to gain access to broader geographic markets, drives down costs per unit of natural gas, enhances usage of MHP storage assets, increases margins, gives TPC access to markets without the necessity of owning production in those geographic areas, and provides TPC a significant opportunity to further develop the market hub strategy prior to MHP's asset base being fully in place. Recent sales of TPC's summer storage fill asset optimization program have led to the development of a winter storage asset management program for local distribution companies, and TPC intends to market these programs aggressively in the future.

      The contracts under which TPC purchases the natural gas supply it markets and those under which it sells natural gas are comparable to each other and have provisions that are relatively standardized in the industry. Over 95% of TPC's natural gas supply is purchased offshore and onshore in Texas and Louisiana. TPC maintains direct supply relationships and arrangements with producers, marketers and financial counterparties.

      An important aspect of TPC's natural gas supply practice is that it does not seek to match the term of its firm, long-term sales commitments with the term of firm, long-term supply commitments because of its ability to utilize deliverability from MHP's market hub storage facilities to match flows (volumes). In this way, TPC can use lower cost, firm baseload supply contracts and interruptible transportation to supply its firm long-term swing sales obligations, and use its inventoried natural gas at MHP's storage facilities as a backup supply. Although these sources of supply are used, TPC typically contracts for firm supply for over 90% of its requirements each month with the majority of such commitments being made for periods of six months or less. Substantially all of TPC's firm sale and supply commitments have pricing terms which are indexed to market rates. Such commitments, to the extent practicable, are reflected in TPC's hedged portfolio position. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations Natural Gas Marketing."

      TRANSPORTATION ARRANGEMENTS. Each sale of natural gas made by TPC takes place at one or more acceptable delivery points at which TPC agrees to deliver title to the purchaser. In general, TPC is responsible for arranging any necessary transportation on third party pipelines, which allows its purchased natural gas to be delivered to the customer's desired location. TPC attempts in two ways to minimize the risk that TPC will not be able to deliver natural gas it has contracted to deliver. For those situations in which third party transportation is necessary or desirable, TPC maintains a portfolio of transportation contracts, which frequently allow it to have multiple transportation paths from the receipt points of the purchased natural gas to the delivery points of its natural gas sales. Alternatively, to avoid the use of third party transportation, TPC sometimes takes title to purchased natural gas directly at the point at which TPC is obligated to deliver natural gas to its customers. Since 1993, TPC has also been increasingly successful in using the Moss Bluff Facility as an approved delivery point for customers utilizing pipelines connected at that market hub. This arrangement allows TPC more flexibility in aggregating natural gas supply and managing transportation risk. TPC intends to utilize the Egan Facility to the same advantage. TPC's customers are responsible for arranging transportation from the point of purchase to the point of ultimate consumption.

      PORTFOLIO SERVICES AND RISK MANAGEMENT. TPC's policy is to seek as nearly as possible to fully hedge its commodity risk and basis risk. Commodity risk is a measure of the difference between physical sales commitments and physical purchase commitments. TPC has managed this risk primarily by taking appropriate positions in NYMEX natural gas futures contracts or options on such contracts. Basis risk refers to pricing supply contracts on a different index than sales contracts. TPC manages this risk by using various derivative products with a number of investment grade counterparties. In addition, TPC has undertaken an active role in educating its sales customers on the benefits of using NYMEX related pricing, which further reduces TPC's exposure to basis risk.

      Although the Portfolio Services' activities are typically conducted in order to manage TPC's "cash market" positions, TPC has identified certain storage arbitrage opportunities in the past which it would expect to take advantage of in the future, if applicable. An example of this storage arbitrage activity would be a purchase by TPC of natural gas at a certain price in the cash market along with the sale of natural gas futures contracts for an equivalent volume for near month delivery at a higher price. The purchased natural gas would be stored at TPC's market hub storage facilities and would be delivered against the futures contract to complete the arbitrage.

      MAJOR CUSTOMERS AND SUPPLIERS. TPC is not dependent upon any single customer for sales or supplies of natural gas. TPC's diverse sources of supply, its network of customers, its access to necessary transportation services, and its storage capabilities give it the flexibility to make reallocations among the matching groups quickly and smoothly in response to changing market conditions. In 1996 and 1995, the largest customer accounted for 9% and 11%, respectively, of the revenues for the natural gas marketing segment. Management does not believe that the natural gas marketing segment's loss of such customer would have a material adverse effect on TPC.

TECHNOLOGY

      With the corporate objective of becoming a leading low-cost provider of safe and reliable salt cavern storage services, TPC has maintained an extensive technical development program. Key elements in TPC's program have been an exclusive technology agreement with the French state-owned natural gas company, Gaz de France ("GDF"), and a long standing research agreement with Sandia National Laboratories ("Sandia"), located in Albuquerque, New Mexico. The cooperative effort in technology is primarily focused on natural gas storage cavern design, construction and operation. As a result of receiving a patent for a new method of constructing storage caverns in horizontal salt formations in January 1995 and the development and announcement of other proprietary techniques, TPC is gaining recognition for technical leadership within the industry.

      In 1991, TPC entered into an exclusive technology agreement with a U.S. subsidiary of GDF, which was renewed in 1994. The new agreement focuses on technology for storage of natural gas in salt caverns and has a term of three to five years as determined by TPC with a minimum average annual cost to TPC of approximately $490,000. GDF, which owns approximately 23% of TPC's common stock, is recognized as a world leader in natural gas related research and development, with related expenditures of approximately $200 million per year. Over several decades GDF has constructed dozens of salt cavern storage facilities and acquired an extensive patent estate and a depth of operating skill.

      Sandia originally developed technology for the United States Department of Energy for the Strategic Petroleum Reserve, which stores crude oil in salt caverns. As a result of this work, TPC believes Sandia is the leading source in the United States of technology for hydrocarbon storage. Under the Sandia Natural Gas Storage Development Support Agreement, TPC is receiving three dimensional computer simulation, long-term creep and stress relaxation studies, mineral property testing, linear programming and other advanced support at an approximate cost to TPC over the life of the contract of $585,000. The Sandia contract was originally entered into in May 1990 for an initial twelve month period, and was subsequently amended and extended several times, most recently through November 1998. TPC's patent for creating horizontal caverns in bedded salt formations was a product of TPC's work with Sandia.

OTHER

      COMPRESSED AIR ENERGY STORAGE. TPC believes that opportunities similar to those presented by the storage of natural gas in salt caverns are emerging in the electric power industry. TPC believes it is well positioned to offer energy storage services which are not widely available at the present time, including the effective storage of electricity through use of compressed air energy storage ("CAES"). Specifically, TPC is currently analyzing opportunities to develop and offer CAES electric services from existing salt cavern storage sites or from new facilities.

      In CAES, air would be compressed during off-peak generating hours using low-cost electricity. The compressed air would be stored below ground in a salt cavern designed exclusively for CAES service. During peak generating hours, the compressed air is returned to the surface and used to drive turbines that generate electricity, with the expectation that the peak hour electricity would be sold at a price above the cost of the off-peak electricity used to compress the air. TPC believes that as a result of the combination of its salt cavern construction and operating expertise together with GDF's engineering and design capabilities and Sandia's knowledge of salt cavern structures, TPC is competitively well placed to develop and provide CAES service. TPC also believes that electric generators are aware of the effects of deregulation of prices in the natural gas industry, and recognize that storage has contributed to reducing the cost of natural gas to consumers and made users of storage more competitive. TPC believes that for the electric industry, the potential benefits of storage are similarly compelling. There can be no assurance that TPC will pursue opportunities in the CAES business or that any such efforts will be successful.

      POWER MARKETING. As the electric industry in the United States moves toward the open access system presently existing in the natural gas industry, TPC believes that significant opportunities will arise for independent power marketers. TPC is currently evaluating a number of business arrangements under which it may pursue such opportunities either on its own or in association with one or more other companies. TPC's strategy in power marketing will be similar to its strategy in gas marketing (i.e., low load factor, weather sensitive, high reliability services). TPC's goal is to create energy hubs by positioning its CAES facilities alongside MHP's gas storage facilities or third party gas storage facilities. Energy hubs utilizing salt cavern gas and electric storage should allow TPC to offer unique marketing services and should create a wide range of arbitrage opportunities across both commodities (gas and electricity) and related physical and financial products. There can be no assurance that TPC will pursue opportunities in the power marketing business or that any such efforts will be successful.

COMPETITION

      The natural gas industry is highly competitive. TPC competes against other companies in the gathering, processing, marketing, and storage business for supplies of natural gas to gather or sell and for customers to which it sells such natural gas or storage services. Competition for natural gas supplies is primarily based on efficiency, reliability, availability of transportation and price. In marketing natural gas, TPC has numerous competitors, including interstate pipelines and their marketing affiliates, major producers, and local and national gatherers, brokers, and marketers of widely varying sizes, financial resources and experience. Many of these competitors, such as the major producers and certain large marketers, have capital and other resources many times greater than TPC and control or have access to substantially more diverse and greater supplies of natural gas. Competition for marketing customers is primarily based upon reliability, flexibility and price. For customers that have the capability of using alternative fuels, such as oil and coal, TPC also competes against companies capable of providing such alternative fuels, and that competition is based primarily on price.

REGULATION

      Various aspects of the transportation, sale and marketing of natural gas are subject to or affected by extensive federal regulation under the Natural Gas Act ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA"), the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") and regulations promulgated by the FERC.

      NATURAL GAS TRANSMISSION INDUSTRY. Historically, interstate pipeline companies acted as wholesale merchants by purchasing natural gas from producers, transporting that natural gas from the fields to their markets, and reselling the natural gas to local distribution companies and large end-users. Prior to the enactment of the NGPA in 1978 and the Decontrol Act of 1989, all sales of natural gas for resale in interstate commerce, including sales by producers, were subject to the rates and service jurisdiction of the FERC under the NGA and NGPA. However, as a result of the NGPA and the Decontrol Act, by no later than January 1, 1993, all so-called "first sales" of natural gas were federally deregulated, thus allowing all types of non-pipeline and non-local distribution sellers to market their natural gas free from federal controls. Moreover, pursuant to Section 311 of the NGPA, the FERC promulgated regulations by which wholly intrastate natural gas pipeline companies could engage in interstate transactions without becoming subject to the FERC's full rates and service jurisdiction under the NGA. At the same time, however, the FERC has retained its traditional jurisdiction over the activities of interstate pipelines. Thus, under the NGA and NGPA, the transportation and sale of natural gas by interstate pipeline companies have been subject to extensive regulation, and the construction of new facilities, the extension of existing facilities and the commencement and cessation of sales or transportation services by pipeline companies generally have required prior FERC authorization.

      Commencing in 1985, the FERC adopted regulatory changes that have significantly altered the transportation, sale and marketing of natural gas. These changes were intended to foster competition in the natural gas industry by, among other things, transforming the role of the interstate pipeline companies from wholesale marketers of natural gas to primarily natural gas transporters, and mandating that interstate pipeline companies provide open and nondiscriminatory transportation services to all producers, distributors, marketers and other shippers that seek such services (so-called "open access" requirements). As an incentive to cause the interstate pipeline companies to revamp their services, the FERC also sought to expedite the certification process for new services, facilities and operations of those pipeline companies providing "open access" services. Throughout the early years of this process, the FERC's actions in these areas were subject to extensive judicial review and generated significant industry comment and proposals for modification to existing regulations.

      In April 1992, the FERC issued its latest and most comprehensive restructuring ruling, Order No. 636, a complex regulation that has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order No. 636 generally required each interstate pipeline company to "unbundle" its traditional wholesale services and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services and firm and interruptible transportation services) and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it will do so pursuant to a blanket sales certificate that puts those entities in direct competition with all other sellers pursuant to private contracts; however, pipeline companies were not required by Order No. 636 to remain merchants of natural gas, and several of the interstate pipeline companies have elected to become transporters only. The FERC required that each pipeline company develop the specific terms of service in individual restructuring proceedings by means of a compliance filing that set forth the pipeline company's new, detailed procedures. In subsequent orders and on judicial review by the federal appellate courts, the court and the agency have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual interstate pipelines. Nevertheless, because the FERC continues to review and modify its open access regulations, the outcome of any such later proceedings and the ultimate impact that they may have on TPC's business is uncertain.

      REGULATION OF TPC'S FACILITIES. Including the assets acquired in the Seagull Transaction, TPC owns gathering facilities located in waters offshore Texas. Facilities whose primary function is natural gas gathering are exempt from the FERC's jurisdiction under the NGA and the FERC regulations promulgated with respect thereto. However, as described above, interstate transmission facilities are subject to the FERC's jurisdiction and its regulations. Historically, the FERC has based its determination of the extent it will regulate the gathering facilities of an interstate transmission company on whether the primary function of the facilities in question is gathering, based on the facts of the case. In June and September 1992, respectively, the FERC disclaimed jurisdiction over TPC's TOMCAT and GIGS gathering systems. These facilities are therefore not subject to the FERC's NGA jurisdiction and regulations. The FERC reached its decision that both facilities qualified for the gathering exemption after reviewing the primary function of the facilities in light of certain physical parameters as well as twelve other relevant facts and circumstances. As long as the nature and use of the facilities and other factors remain substantially unchanged, these facilities should continue to be exempt from jurisdiction under the NGA. Moreover, in a series of orders issued in 1994, and in a statement of policy issued in 1996, the FERC rearticulated its criteria for determining whether a specific facility is gathering or transmission, the general effect of which was to call for an evaluation of the factors in a way more conducive to a finding of gathering. TPC believes that these orders do not alter or affect the regulatory status of TPC's existing gathering facilities. Also, Texas regulates the transportation of natural gas and the rates charged by pipelines, but does not regulate gathering facilities in those instances in which the gatherer has certified its status as gatherer to the state agency. The distinction between a natural gas gathering system and a pipeline facility under such regulation is not entirely clear, but TPC believes that its natural gas gathering systems are exempt from rates and service regulations. However, in the fall of 1996, the Texas Railroad Commission (the "TRC") conducted a workshop seeking industry input respecting whether and to what extent different or additional state agency regulation of gathering services and facilities was appropriate in light of the FERC's recent decision, approved on appeal, to limit its further oversight of natural gas gatherers previously part of the interstate pipeline industry. TPC cannot predict at this time whether or to what extent the Texas agency may increase its regulation of gathering activities in that state.

      Of the assets acquired by TPC in the Seagull Transaction, all but one currently are considered to be gathering facilities for purposes of both state and federal regulation. As such, they are not subject to service or rate regulation by the FERC or the TRC, subject to the outcome of the TRC inquiry described above. Under applicable FERC and TRC policies and precedents, TPC believes these assets are properly considered to be gathering facilities. Of the assets acquired in the Seagull Transaction, the renamed "Seahawk" Shoreline System is considered to be an intrastate pipeline system and is subject to rate and service jurisdiction of the TRC. This asset also provides interstate service pursuant to Section 311 of the NGPA. These Section 311 services are rate regulated by the FERC, and TPC's rates for these services are required to be maintained at levels that are "fair and equitable" as that term is defined in the FERC's precedents and regulations. TPC has petitioned the FERC to have the system declared non-jurisdictional.

      Certain of the operations of the Moss Bluff Facility are subject to FERC regulation and other of its activities are subject to TRC regulation. The Moss Bluff Facility is classified by the FERC as a so-called "Hinshaw pipeline," exempt from the FERC's rates and service jurisdiction under the NGA. The Moss Bluff Facility is subject to regulation under the state utility statutes and its only interstate activity has been the receipt, from time to time, of natural gas produced outside of Texas for ultimate consumption within Texas. However, under regulations promulgated by the FERC, Hinshaw pipelines can engage in other interstate transactions by complying with certain reporting and other regulations applicable to such transactions. In this regard, the FERC has issued a limited-jurisdiction certificate to Moss Bluff authorizing Moss Bluff to engage in the sale, transportation (including storage), or assignment of natural gas that is subject to the FERC's jurisdiction under the NGA to the same extent that intrastate pipelines are authorized to engage in such activities pursuant to Section 311 of the NGPA. Further, the FERC has authorized Moss Bluff to charge rates for its interstate services equal to the intrastate rates approved by the TRC. Pursuant to the Texas Gas Utility Regulatory Act, intrastate rates are deemed to be just and reasonable and approved by the TRC if they have been negotiated at arm's length with pipeline companies or large industrial customers. Moss Bluff has requested that the FERC grant it authority to charge market-based rates for its services performed under Section 311 of the NGPA. If market-based rate authority is denied, Moss Bluff will continue to charge rates for interstate services equal to the intrastate rates approved by the TRC.

      Egan Hub Partners, L.P., the MHP subsidiary that owns and operates the Egan Facility, is an interstate pipeline and storer of natural gas. In October 1996, Egan Hub Partners, L.P., received a certificate of public convenience and necessity from the FERC for its storage facility. This certificate grants Egan Hub Partners, L.P., the authority under Section 7 of the Natural Gas Act to own and operate its existing facilities and to build a second salt cavern storage facility at the Egan site capable of serving customers via a recently completed interconnection with Columbia Gulf Transmission Company. Egan's natural gas storage and hub services will be offered at market-based rates. Egan is the first hub in the United States with FERC authorization to charge market-based rates for natural gas hub services.

      The Tioga Project is also being developed to provide services in interstate commerce. Accordingly, a certificate of public convenience and necessity has been requested from the FERC for the Tioga Project. NE Hub Partners, L.P., a subsidiary of MHP, has also requested market-based rate authority for the Tioga Project. If market-based rate authority is not granted, the Tioga Project's rates will be regulated by the FERC on a cost basis and will be maintained at a "just and reasonable" level required by the FERC's precedent and regulations. NE Hub Partners, L.P., also recently received an Area Wide Permit from the U.S. Environmental Protection Agency for the construction and operation of the Tioga Project.

      ENVIRONMENTAL AND SAFETY MATTERS. TPC and MHP are subject to environmental risks normally incident to the operation and construction of pipelines, plants and other facilities for gathering, processing, treating, storing and transporting natural gas and other products including, but not limited to, uncontrollable flows of natural gas, fluids and other substances into the environment, fires, pollution, and other environmental and safety risks. The following is a discussion of certain environmental safety concerns related to TPC and MHP. It is not intended to constitute a complete discussion of the various federal, state and local statutes, rules, regulations, or orders to which TPC's and MHP's operations may be subject. For example, TPC, without regard to fault, could incur liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or state counterparts, in connection with the disposal or other releases of hazardous substances. Further, the recent trend in environmental legislation and regulations is toward stricter standards, and this will likely continue in the future.

      TPC's activities in connection with the operation and construction of pipelines, plants, injection wells, storage caverns, and other facilities for gathering, processing, treating, storing, and transporting natural gas and other products are subject to environmental and safety regulation by federal and state authorities, including, without limitation, the Texas Natural Resource Conservation Commission ("TNRCC"), the Louisiana Office of Conservation, the TRC, and the Federal Environmental Protection Agency ("EPA"), which can increase the costs of designing, installing and operating such facilities. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include measures to control water and air pollution.

      Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted by TPC. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species or other protected areas. TPC is also subject to other federal, state, and local laws covering the handling, storage or discharge of materials used by TPC, or otherwise relating to protection of the environment, safety and health.

      An example of state environmental regulation affecting TPC is the Texas Clean Air Act ("TCA Act") as administered by the TNRCC. The TCA Act restricts emission of air pollutants from wells, pipelines, and processing plants, and the TNRCC may curtail operations not meeting applicable standards. Additionally, the TRC has the authority to take any steps necessary to ensure compliance with applicable safety regulations through pipeline construction standards and to issue permits and regulations necessary to prevent environmental pollution by pipeline operations. These regulations are subject to change from time to time. The design, construction, operation, and maintenance of TPC's natural gas pipeline facilities are subject to the safety regulations established by the Secretary of the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended ("1968 Act"), or by state agency regulations meeting the requirements of the 1968 Act. The Moss Bluff Facility is subject to environmental regulations monitored by the TRC that pertain to natural gas storage, disposal of salt water, brine pit operations and noxious emissions.

      Management believes TPC and MHP have obtained and are in current compliance with all necessary and material permits and that TPC and MHP are in substantial compliance with applicable material environmental and safety regulations.

      TPC and MHP maintain insurance coverages that they believe are customary in the industry, although they are not fully insured against all environmental and safety risks. TPC and MHP are not aware of any existing environmental or safety claims that would have a material impact upon their financial position or results of operations.

EMPLOYEES

      As of March 7, 1997, TPC had 143 full-time employees (including 19 employed full-time at MHP). TPC is not a party to any collective bargaining agreement and has experienced no work stoppages or strikes as a result of labor disputes. TPC considers relations with its employees to be excellent.

ITEM 2.  PROPERTIES

      See "Item 1. Business" for a discussion of properties and locations and "Notes to Consolidated Financial Statements, Note 5 - Long-Term Debt and Credit Arrangements" contained in Part II, Item 8 for a discussion of any liens or encumbrances.

ITEM 3.  LEGAL PROCEEDINGS

      TPC is currently a party to several lawsuits which, in management's opinion, will not have a significant adverse impact on TPC's financial position or results of operations. See additional discussion in Note 14 - Commitments and Contingencies, in the Notes to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is a list of TPC's executive officers and their business experience. All executive officers are expected to hold their office until the next annual meeting of the TPC Board of Directors.

                   NAME                      AGE                                POSITION
                   ----                      ---                                --------
Larry W. Bickle...........................    51    Chairman of the Board of Directors and Chief Executive Officer
John A. Strom.............................    43    President
J. Chris Jones............................    41    Senior Vice President and Chief Operating and Financial Officer
Marilyn I. Eckersley......................    42    Vice President - Administration
Joseph J. DiNorscia.......................    44    Vice President - Risk Management
Robert D. Kincaid.........................    36    Treasurer
Michael E. Calderone......................    40    Vice President - Gas Marketing
Patrick J. Peldner........................    48    Vice President - Power Marketing
M. Scott Jones............................    42    Vice President, General Counsel and Secretary
Ronald H. Benson..........................    51    Vice President - Corporate Development
D. Hughes Watler, Jr......................    48    Controller

      LARRY W. BICKLE, 51, has been Chairman of the Board of Directors and Chief Executive Officer since December 1990. Mr. Bickle, as a co-founder of TPC, has served as a director of the company since its founding in 1984, and President from 1984 until February 1994.

      JOHN A. STROM, 43, as a co-founder of TPC, has served as its President since February 1994. From April 1992 until February 1994 Mr. Strom served as Senior Vice President of TPC.

      J. CHRIS JONES, 41, has served as Senior Vice President and Chief Operating and Financial Officer of TPC since January 1996. From May 1993 to January 1996, Mr. Jones served as Senior Vice President and Chief Operating Officer, and from January 1986 until June 1993 as Vice President and Chief Financial Officer of TPC.

      MARILYN I. ECKERSLEY, 42, has been Vice President -- Administration since February 1996. From May 1994 until February 1996 Mrs. Eckersley served as Manager -- Administration, and from January 1986 when she joined TPC until May 1994, Mrs. Eckersley held various administrative positions.

        JOSEPH J. DINORSCIA, 44, has been Vice President -- Risk Management of TPC since February 1994. Mr. DiNorscia joined TPC in 1990 as Manager of Portfolio Services. Prior to joining TPC, Mr. DiNorscia served as Manager of Risk Management and Strategy Development for Lyondell Petrochemical Company.

      ROBERT D. KINCAID, 36, has been Treasurer of TPC since September 1992, and has been engaged as a consultant and, subsequently, an employee of TPC since December 1991. From 1990 to 1991, he was associated with EnCap Partners, a private partnership engaged in the management of institutional debt and equity funds for energy related investments.

      MICHAEL E. CALDERONE, 40, has been Vice President -- Gas Marketing of TPC since February 1994. Mr. Calderone joined TPC in 1992 as Manager of Transportation and Exchange and, since that time, has held the positions of Director of Profit Optimization and Manager of Marketing.

      PATRICK J. PELDNER, 48, has been Vice President -- Power Marketing since July 1996 and was Vice President Storage from February 1994 until that time. Mr. Peldner joined TPC in October 1992 as Manager of Storage Development. Prior to joining TPC, Mr. Peldner was Vice President of Property Acquisitions and a member of the executive committee for Nicor Oil and Gas Corporation from 1987 to 1992.

      M. SCOTT JONES, 42, joined TPC in 1992 as Vice President, General Counsel and Secretary. Mr. Jones was a shareholder of the Houston, Texas law firm of Dickerson, Carmouche & Jones from May 1991 to October 1992, and was associated with various Houston, Texas law firms prior to that time.

      RONALD H. BENSON, 51, has been Vice President -- Corporate Development of TPC since November 1994. From March 1993 to November 1994, Mr. Benson acted as an independent consultant in the energy business. Mr. Benson was President of Phibro Energy Production Inc. from December 1989 to March 1993.

      D. HUGHES WATLER, JR., 48, joined TPC as Controller in September 1995. Prior to joining TPC, Mr. Watler was Chief Financial Officer of Texoil, Inc. from 1992 to 1995, and prior thereto was a partner with the accounting firm, Price Waterhouse.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF CLASS A COMMON STOCK

      TPC's Class A Common Stock was traded on the American Stock Exchange ("AMEX") through December 10, 1996 and has been traded on the New York Stock Exchange ("NYSE") since December 11, 1996, in both cases under the symbol "TPC." The following table sets forth, for the periods indicated, the high and low closing sales prices per share for the Class A Common Stock as reported on the AMEX or NYSE Composite Tape:

                                   HIGH        LOW
                                   ----        ---
Year ended December 31, 1995:
    First quarter . . . . . . . .$10 1/8    $ 9 1/8
    Second quarter. . . . . . . .  9 7/8      8 1/4
    Third quarter . . . . . . . . 10          8
    Fourth quarter. . . . . . . .  9 1/2      8 1/4

Year ended December 31, 1996:
    First quarter . . . . . . . .  9 1/4      7 1/4
    Second quarter. . . . . . . .  6 5/8      9
    Third quarter . . . . . . . .  8 7/8      6 3/8
    Fourth quarter. . . . . . . .  9 1/2      7 7/8

      On March 7, 1997, the closing price per share for TPC's Class A Common Stock was $10 5/8. As of March 7, 1997, there were approximately 2,200 beneficial owners of Class A Common Stock. The transfer agent for TPC's Class A Common Stock is ChaseMellon Shareholder Services, L.L.C., 2323 Bryan Street, Suite 2300, Dallas, Texas 75201. There is one stockholder of record of Class B Common Stock and there is no established public market for this class of stock.

DIVIDENDS

      TPC has not paid cash dividends on its Class A or Class B Common Stock and does not contemplate that it will pay any cash dividends on either issue in the foreseeable future. Any payment of future dividends and the amounts thereof will depend upon the earnings, financial condition, capital requirements, and other factors deemed relevant by TPC's board of directors.

      TPC's bank credit facilities and other debt agreements contain covenants that generally restrict the circumstances under which TPC or its subsidiaries may pay dividends. The most restrictive of TPC's debt agreements would allow for dividends to be paid in an aggregate maximum amount of $5 million plus 50% of TPC's Consolidated Net Income (as defined in such debt agreements), or if such Consolidated Net Income is a deficit, then minus 100% of such deficit, from June 30, 1995 to and including the date of payment. See Note 5 of Notes to Consolidated Financial Statements for a discussion of TPC's debt agreements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data for TPC. This financial data has been derived from and should be read in conjunction with the consolidated financial statements of TPC and notes thereto included in Part II,
Item 8.

     TPC holds a majority voting interest in MHP. However, partners were afforded participation in the governance of MHP such that certain decisions require approval of TPC and at least two other partners. Accordingly, TPC's investment in MHP has been accounted for under the equity method of accounting beginning in December 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------
                                                1996        1995         1994        1993        1992
                                              ---------   ---------   ---------    ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Revenues ...............................   $ 617,292   $ 311,565   $ 294,162    $ 257,226   $ 184,186
   Operating Income .......................      24,102      12,898      11,544       14,428      12,215
   Income (Loss) Before Extraordinary Item
                                                  5,044         494       3,317        4,545       3,086
   Extraordinary Item, net of income tax
     provision of $107,000 in 1995 and
     income tax benefit of $105,000 in 1994          --         207        (195)          --          --


   Net Income .............................   $   5,044   $     701   $   3,122    $   4,545   $   3,086
                                              ---------   ---------   ---------    ---------   ---------
   Net Income Per Common Share Before
     Extraordinary Item ...................   $     .27   $     .04   $     .22    $     .31   $     .23
   Extraordinary Item .....................          --         .01        (.01)          --          --
                                              ---------   ---------   ---------    ---------   ---------
   Net Income Per Common Share ............   $     .27   $     .05   $     .21    $     .31   $     .23
                                              =========   =========   =========    =========   =========

   Weighted Average Shares Outstanding ....      18,695      15,609      15,222       14,858      13,386
                                              =========   =========   =========    =========   =========

BALANCE SHEET DATA:
   Working Capital ........................   $  20,072   $  14,204   $  14,899    $   3,485   $   1,051
   Total Assets ...........................     348,611     375,916     166,589      153,357     120,140
   Long-term Debt .........................     138,532     146,515      36,064       39,294      23,556
   Redeemable Preferred Stock .............          --          --       1,200       22,516      22,516
   Common Stockholders' Equity ............     102,880      98,441      65,021       40,758      29,491

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the historical financial condition and results of operations of TPC should be read in conjunction with the consolidated financial statements and related notes contained in Part II, Item 8.

GENERAL

      TPC operates in three business segments of the natural gas industry: gathering and processing, marketing, and storage. In its gathering and processing businesses, TPC receives revenues from tariffs charged to producers connected to its gathering facilities. As a result of the Seagull Transaction, results in this segment since September 1995 also include revenues from the share of natural gas liquids ("NGLs") received under processing contracts with producers of natural gas; such contracts are on a "percentage of proceeds" basis whereby TPC receives a flat percentage (usually 20%) of the NGL revenues as a fee for processing the producers' gas. TPC's gathering tariffs are established by negotiation between the producers of natural gas and TPC. Currently, approximately 90% of the natural gas reserves connected to TPC's gathering systems are dedicated under either life-of-lease gathering contracts, minimum volumetric dedications or minimum term dedications.

      In its marketing business, TPC realizes gross profit representing the difference between the prices at which TPC purchases and the prices at which it sells, transports and stores natural gas. TPC purchases and sells natural gas under short- and long-term contracts. Short-term contracts have terms as short as one hour or as long as a full month. Short-term contract prices are typically based on the spot-market price of natural gas, while long-term contract prices are based on market indices and may include a premium in addition to the index average.

      TPC's storage business is presently conducted through its majority owned subsidiary, MHP. In this business, MHP receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space or the use of injection and withdrawal facilities and a fee for actual use of storage space and injection and withdrawal facilities. In addition, MHP also offers short-term and interruptible "hub" services, including parking, wheeling, balancing and loaning of natural gas to its customers (see "Business - Natural Gas Storage - Natural Gas Storage Contracts"). TPC holds a 66% majority voting interest in MHP. However, partners were afforded participation in the governance of MHP such that certain decisions require approval of TPC and at least two other partners. Accordingly, TPC's investment in MHP has been accounted for under the equity method of accounting since December 1994, whereas prior thereto the activities of TPC's natural gas storage business were reflected in its consolidated financial statements. TPC's equity in the net earnings of MHP is reflected in the revenues of the natural gas storage segment in TPC's Consolidated Statements of Operations.

RESULTS OF OPERATIONS

      The following tables present certain data for major operating segments of TPC for each of the three years ended December 31, 1996. A discussion follows of certain significant factors that have affected TPC's operating results during these periods. Gross profit for each of the segments is defined to be the revenues of the segment less segment related costs and expenses as shown in the Consolidated Statements of Operations.

NATURAL GAS GATHERING AND PROCESSING

      As indicated in Note 2 - Seagull Transaction, in the Notes to the Consolidated Financial Statements, TPC completed the acquisition of various natural gas gathering systems offshore and onshore Texas and related assets from Seagull Energy Corporation and four other sellers in September 1995. The effective date of the transaction was September 1, 1995. Accordingly, the operating results applicable to the assets acquired in the Seagull Transaction for the last four months of 1995 and the full year 1996 are reflected in the tables below. Such amounts for the year ended December 31, 1996 and the four months ended December 31, 1995, respectively, include net volumes of 258,420,000 and 91,484,000 Mcf and revenues of $17,851,000 and $7,147,000 derived from the natural gas gathering systems and volumes of 28,675,000 and 6,824,000 gallons and revenues of $6,625,000 and $1,571,000 representing TPC's share of natural gas liquids sold from processing plants included in the Seagull Transaction.

                                                    YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------
                                         1996               1995               1994
                                       ---------         ----------         ----------
                                               (IN THOUSANDS, EXCEPT PER UNIT DATA)
NATURAL GAS GATHERING AND PROCESSING
   Revenues
       Gathering ...................   $  25,439          $  15,149          $  13,346
       Processing ..................       6,625              1,571                 --
                                       ---------          ---------          ---------
                                          32,064             16,720             13,346
   Field operating expense .........      (7,737)            (5,030)            (3,205)
                                       ---------          ---------          ---------
       Gross profit ................      24,327             11,690             10,141
                                       ---------          ---------          ---------
   Management and fee income .......       1,286                882                390
   Segment administrative expense ..      (1,739)              (607)              (465)
   Depreciation and amortization ...     (10,171)            (6,717)            (6,215)
                                       ---------          ---------          ---------
   Operating costs .................     (10,624)            (6,442)            (6,290)
                                       ---------          ---------          ---------
       Operating income ............   $  13,703          $   5,248          $   3,851
                                       =========          =========          =========
   Operating volumes
       Gathering (Mcf) .............     316,739            150,039             90,579
       Processing (net gallons) ....      28,675              6,824                 --
   Gross profit
       Gathering (per Mcf) .........        6.03(cent)         7.00(cent)        11.20(cent)
       Processing (per net gallon) .       18.18(cent)        17.27(cent)           --
   Operating income
       Gathering (per Mcf) .........        3.18(cent)         2.99(cent)         4.25(cent)
       Processing (per net gallon) .       12.68(cent)        11.02(cent)           --

      The decline in unit gross profit in TPC's gathering business in 1996 relative to 1995 reflects a full year's impact of the Seagull Transaction in 1996 (versus only four months in 1995) and the fact that the average tariffs on the gathering systems acquired in the Seagull Transaction were less than those on TPC's existing gathering systems. TPC believes that it will be able to increase average tariff rates in future years. Since completing the Seagull Transaction, TPC has added new gathering volumes from various gas producers totaling approximately 75 MMcf per day at an average tariff rate of approximately 12.8(cent) per Mcf. TPC has also increased net liquids production in its processing plants by approximately 22,600 gallons per day while reducing monthly operating expenses of its combined gathering and processing systems by approximately 19%. The gross throughput in TPC's gathering systems averaged approximately 52% of capacity in the year ended December 31, 1996 compared to approximately 49% of capacity in the year ended December 31, 1995 assuming that the systems acquired in the Seagull Transaction had been owned from the beginning of 1995. Drilling activity by producers in the Gulf of Mexico in areas adjacent to TPC's gathering systems has increased in the last several years. In addition, recent reported increases in 3-D seismic surveys and bidding activity at federal and state offshore lease sales indicate that further increases in drilling activity are likely. Increases in natural gas production resulting from successful drilling activities in these areas should provide TPC with access to additional natural gas supplies to gather and process. TPC believes it has a competitive advantage in obtaining access to these supplies because of its currently available unutilized capacity.

NATURAL GAS MARKETING

      Volumes sold during 1996 and 1995 increased compared to the prior periods due to expanding spring and summer period gas sales contracts. The greatest portion of this increase is due to large volume customer optimization contracts that TPC is managing on behalf of several large local distribution company customers. Operating profits from gas sales and storage related services for 1995 decreased, however, due to the lower margins that were experienced in the initial year of the optimization program as well as the impact of certain operational decisions which were made in December 1995 that resulted in a greater portion of the gross margin that was ultimately recognized in TPC's winter optimization program being deferred to 1996. Due to a more favorable pricing environment, unit gross margins increased to 4.18(cent) per Mcf in 1996 from 2.97(cent) per Mcf in 1995 after adjusting for the settlements of prior year natural gas imbalance positions that reduced the cost of gas sold by approximately $0.9 and $2.7 million in the years ended December 31, 1996 and 1995, respectively. TPC anticipates its marketing volumes to increase in 1997 due to continued growth in TPC's optimization program and increased use of its leased capacity at the Moss Bluff and Egan storage facilities.

                                                YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------
                                      1996               1995               1994
                                    ---------         ----------          ---------
NATURAL GAS MARKETING ...........         (IN THOUSANDS, EXCEPT PER UNIT DATA)
   Revenues .....................   $ 577,249          $ 286,602          $ 272,486
   Cost of natural gas sold .....    (568,081)          (279,326)          (263,511)
                                    ---------          ---------          ---------
       Gross profit .............       9,168              7,276              8,975
                                    ---------          ---------          ---------
   Segment administrative expense      (3,690)            (3,012)            (2,644)
   Depreciation and amortization          (72)              (230)              (230)
                                    ---------          ---------          ---------
   Operating costs ..............      (3,762)            (3,242)            (2,874)
                                    ---------          ---------          ---------
       Operating income .........   $   5,406          $   4,034          $   6,101
                                    =========          =========          =========
   Sales volume (Mcf) ...........     197,940            154,305            134,474
   Gross profit (per Mcf) .......        4.63(cent)         4.72(cent)         6.67(cent)
   Operating income (per Mcf) ...        2.73(cent)         2.61(cent)         4.54(cent)

      TPC uses futures, option and swap contracts with maturities of eighteen months or less to hedge against the volatility of the price of natural gas purchases and sales. It is TPC's policy to seek to maintain as nearly as practicable a fully hedged position on its net natural gas purchase and sale commitments, substantially all of which have pricing terms which are indexed to the NYMEX futures contract. Gains or losses on hedging activities are deferred and recognized as a part of the physical transactions hedged; net gains and losses on hedging activities reflected in income, which are largely offset by net gains and losses on physical transactions, amounted to losses of $866,000 and

$3,336,000 in the years ended December 31, 1996 and 1995, respectively. At December 31, 1996, TPC had 483 net open futures and various option contracts which together covered an aggregate of 4,830,000 MMBtu. The net unrealized loss on these instruments was approximately $63,000 at December 31, 1996.

NATURAL GAS STORAGE

     As indicated in Note 3 - Investment in and Receivable from MHP, in the Notes to the Consolidated Financial Statements, the activities of TPC's natural gas storage business were reflected in its consolidated financial statements prior to the December 1994 formation of MHP. As a result of the formation of MHP, the natural gas storage business previously conducted by TPC is now conducted by MHP, in which TPC currently has an approximate 61% revenue and expense interest and accounts for its investment under the equity method. TPC's share of the underlying equity in the net assets of MHP exceeded its investment by approximately $17 million at the date of formation of MHP and such difference is being amortized to income over the lives of the existing storage contracts at the storage facilities contributed to MHP (averaging approximately nine years from the date of formation of MHP). MHP's operations consist of the Moss Bluff Facility in Texas, which went in to service in December 1990, and the Egan Facility in Louisiana, which went into service in September 1995. In addition, prior to the formation of MHP, TPC sold a 50% interest in the partnership owning the Moss Bluff Facility to a third party in March 1994. As a result of certain options associated with that transaction, TPC accounted for the 50% interest transferred to the third party as "Revenues of Business Transferred" and "Expenses of Business Transferred" through June 30, 1996. On July 3, 1996, MHP acquired such 50% interest from the third party effectively canceling the options between TPC and the third party to retransfer the interest. TPC recognized an after-tax gain of approximately $1.5 million related to this transaction (see "- Other Income, Costs and Expenses") and MHP commenced accounting for 100% of the Moss Bluff Facility's revenues and expenses in the third quarter of 1996.

                                                        YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                               1996              1995              1994
                                             --------          --------          --------
                                                 (IN THOUSANDS, EXCEPT PER UNIT DATA)
NATURAL GAS STORAGE
 Revenues
       Business transferred ..............   $  2,581          $  5,347          $  3,484
       Equity in earnings (loss) of MHP ..      5,111             2,536              (403)
       Other .............................        287               360             5,249
                                             --------          --------          --------
                                                7,979             8,243             8,330
                                             --------          --------          --------
 Operating expenses
       Business transferred ..............     (1,800)           (3,438)           (2,707)
       Other .............................         (2)              (23)           (2,919)
 Segment administrative expense ..........     (1,174)           (1,154)              233

 Depreciation ............................        (10)              (12)           (1,345)
                                             --------          --------          --------
 Operating costs .........................     (2,986)           (4,627)           (6,738)
                                             --------          --------          --------
 Operating income ........................   $  4,993          $  3,616          $  1,592
                                             ========          ========          ========
   Cavern turnover capacity leased
   to third parties (Mcf) ................     44,145            21,521            15,198

 Operating income per Mcf of turnover ....       9.54(cent)        7.94(cent)        5.36(cent)
      capacity leased to third parties (1)

----------------


(1)  Excludes net earnings of business transferred.

      The increases in TPC's equity in earnings of MHP indicated above reflect the startup of the Egan Facility and the addition of a third storage cavern at the Moss Bluff Facility, both of which occurred in September 1995, as well as the growth in hub services (short term storage and other services) at both facilities. Detailed financial information concerning MHP can be found in the combined financial statements of MHP at Exhibit 99 to this Form 10-K.

OTHER INCOME, COSTS AND EXPENSES

      For the year ended December 31, 1996, corporate administrative expense increased relative to the same period in 1995 due to increased employee bonuses being accrued under TPC's profit-based incentive compensation program (resulting from higher corporate profits) as well as increases in executive and administrative salaries, professional fees and a one time listing fee to the New York Stock Exchange. For the year ended December 31, 1995, corporate administrative expense increased relative to the same period in 1994 as a result of organizational expansions within TPC.

      Interest expense increased from $2.1 million in 1994 to $6.5 million in 1995 and $13.4 million in 1996 with virtually all of both increases due to the issuance of new debt incurred in connection with the Seagull Transaction which closed in September 1995.

      Interest income increased for the years ended December 31, 1996 and 1995 due primarily to TPC recording increasingly greater portions of its share of the interest income on a promissory note receivable from MHP. See "- Liquidity and Capital Resources - Financing and Investing Activities - Market Hub Partners."

      In the third quarter of 1996, TPC recognized in "Other Income" a pre-tax gain of approximately $2.5 million ($1.5 million after-tax) on the transfer of a 50% interest in the Moss Bluff Facility (see "- Natural Gas Storage"). Such amount was attributable to a previously deferred gain resulting from a 1994 transaction between TPC and a third party prior to the formation of MHP (see
Note 3 - Investment in and Receivable from MHP, in the Notes to the Consolidated Financial Statements).

      In December 1995, TPC repurchased 1,000 shares of its Series B Preferred Stock that were held by its former parent company in exchange for all of the former parent's preferred stock held by TPC. An extraordinary gain of $207,000 (net of income taxes) was recorded on this transaction. In March 1994, TPC issued $35 million of senior unsecured notes due in 2004 through a private placement. Proceeds from the sale of the notes were used to retire term notes payable to TPC's former bank resulting in an extraordinary loss of $195,000 (net of income taxes).

INCOME TAXES

      As indicated in Note 1 to the Consolidated Financial Statements, TPC follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability method of accounting for income taxes. Under this method, TPC's effective tax rates for the years ended December 31, 1996 and 1994 were 33% and 37%, respectively, compared to the federal statutory rate of 34%. The effective tax rate for the year ended December 31, 1996 was less than the statutory rate due to a non-recurring credit while the 1994 effective tax rate exceeded the statutory rate primarily due to permanent differences caused by the amortization of intangible assets. In 1995, TPC determined that certain deferred tax liabilities accrued during the former parent company's ownership of TPC were no longer required, therefore, an adjustment of $610,000 was made to eliminate such liabilities resulting in a negative effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

      TPC's working capital increased to $20.1 million at December 31, 1996 from $14.2 million at December 31, 1995 due to a number of items including the December 1996 operational decision to significantly build natural gas inventories in TPC's natural gas marketing business in anticipation of higher commodity prices in the first quarter of 1997. In addition to its working capital, TPC had unutilized borrowing capacity of $23.5 million available under its $40 million revolving credit facility as of December 31, 1996 (see "- Investing and Financing Activities"). In the prior year, TPC's working capital decreased moderately to $14.2 million at December 31, 1995 from $14.9 million at the end of 1994.

      The cash and cash equivalents reported by TPC on a consolidated basis at December 31, 1996 are available for its marketing and gathering and processing operations and should be sufficient, in combination with TPC's $40 million revolving credit line, to fund working capital requirements during 1997. At December 31, 1996, TPC holds a $20.8 million receivable due March 31, 1997 from MHP which represents storage facility development costs advanced by TPC on behalf of MHP. Amounts to be paid under this receivable are expected to have a positive impact on the liquidity of TPC. Although the entire balance of this receivable is due by its terms on March 31, 1997, the portion that is expected to be repaid within the next twelve months is approximately $8,800,000; accordingly, this amount has been classified by TPC as a current asset at December 31, 1996. See "- Investing and Financing Activities - Market Hub Partners."

      Since the outside investors in MHP were afforded participation in the governance of the partnership including decisions concerning financing, acquisitions or divestitures, and other matters, TPC cannot make unilateral decisions on all aspects of the partnership's operations. Therefore, for accounting purposes, MHP is treated as an unconsolidated affiliate of TPC. Accordingly, since the formation of MHP in December 1994, the operating cash flow from the natural gas storage facilities formerly owned by TPC and the working capital utilized in the business have been reported on the financial statements of MHP and not those of TPC. Cash flows will be reported by TPC as distributions, if any, are made from MHP.

OPERATING ACTIVITIES

      TPC's net cash provided by operating activities was $17.0 million in the year ended December 31, 1996 compared to a deficit of $16.3 million in the year ended December 31, 1995. This significant increase was due to higher cash flow from operations (net income plus depreciation and amortization, less equity in earnings of MHP) associated with the assets acquired in the Seagull Transaction as well as the decrease in inventory and accounts receivable growth related to 1996 being the second year (rather than the initial year) of the customer optimization program that TPC is managing on behalf of several large local distribution companies.

      TPC's net cash used in operating activities was $16.3 million in 1995 in contrast to the net cash provided by operations of $9.3 million in 1994. This comparative decrease was due to lower net income as well as significant increases in inventory and receivable levels related to the customer storage fill contracts that TPC is managing on behalf of several large local distribution companies and to a storage delivery program entered into with a major midwestern pipeline company customer. Such inventory and receivable balances were substantially reduced in 1996 as payments were received and the inventories were delivered.

INVESTING AND FINANCING ACTIVITIES

      SEAGULL TRANSACTION AND RELATED FINANCINGS/DIVESTITURES. On September 25, 1995, TPC completed the acquisition from Seagull Energy Corporation and four other sellers of a number of natural gas pipeline gathering assets, as well as a natural gas processing plant, which serve areas offshore Texas adjacent to those currently served by TPC's existing TOMCAT and Galveston Island gathering systems. The purchase price was $155.9 million. No significant future capital expenditures are planned with regard to the assets acquired in the Seagull Transaction. TPC will continue to seek project development and acquisition opportunities in this segment, although TPC is not currently contemplating acquisitions of a size comparable to the Seagull Transaction.

      The acquisition of the gathering systems and related assets was financed with existing credit facilities and $150 million of new credit facilities provided by Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital").

The new credit facilities consisted of $120 million of five-year secured term loans and a $30 million secured subordinated bridge loan which was repaid in November 1995 with proceeds of a public stock offering (see "- Public Stock Offering"). Under these credit facilities, TPC and its subsidiaries are subject to certain financial and other covenants, one of which was amended in the fourth quarter of 1996 (see Note 2 - Seagull Transaction, in the Notes to the Consolidated Financial Statements). TPC was also required to amend the terms of its existing revolving credit agreement (the "Revolver") and its $35 million of senior unsecured notes to permit the acquisition. The Revolver, as amended, was subsequently increased to $30 million in December 1995 and $40 million in October 1996. The amended credit agreement currently requires TPC and certain subsidiaries to maintain a total debt to total capitalization ratio of not more than 70%. With a total debt to total capitalization ratio of 59% (determined as specified in the amended credit agreement), TPC was in compliance with this requirement at December 31, 1996. The $35 million of senior unsecured notes were likewise amended in connection with the Seagull Transaction to provide for, among other things, an increase in the interest rate payable from 7.33% to 9.33% per annum (reducible to 8.33% and 7.33% if and when TPC and certain subsidiaries achieve total debt to total capitalization ratios of not more than 60% and 50%, respectively).

      In February 1996, TPC completed the sale of a number of the smaller non-core gathering systems acquired in the Seagull Transaction for $12.1 million with the net proceeds applied to reduction of the ING Capital term loan. Such reduction as well as the regularly scheduled principal payments made in the first two quarters of 1996 reduced TPC's debt to capitalization ratio below 60% resulting in a decline in the interest rate on the senior unsecured notes from 9.33% to 8.33% per annum beginning in the third quarter of 1996.

      MARKET HUB PARTNERS. The December 1994 formation of MHP provided TPC and its natural gas industry partners a vehicle for the construction and operation of a network of five market hub centers with high deliverability storage. TPC contributed its interest in the assets and facilities, market hub locations, development plans, permits, leases and signed storage service contracts for these market centers to MHP. TPC's four natural gas industry partners agreed to contribute $45 million to MHP from closing through 1996, all of which has been contributed to date. In addition to the July 3, 1996 issuance of $60 million of senior secured notes by MHP's Moss Bluff and Egan Facilities, MHP will seek to arrange debt financings (either at the individual project or overall partnership level) on the other market hub facilities as development progresses. The combination of these planned financings, MHP's internally generated cash flow, and possible additional equity investments by the MHP partners are presently expected to provide sufficient financing for the capital costs of the MHP market hubs and high deliverability storage facilities over the next several years assuming continuation of existing market conditions. The capital costs incurred by MHP on the Moss Bluff and Egan Facilities aggregated approximately $108 million through December 31, 1996, and the projected capital costs for expansion of Egan and construction of the Tioga Project aggregate approximately $160 million through the year 2000, subject to approval by the MHP partners.

      Under the terms of the Agreement of Limited Partnership, MHP has assumed an obligation to TPC for advances made by TPC to the gas storage projects after the effective date of the formation in order to fund construction activities. Additional advances were made to MHP to fund construction and development activities in 1995 and in the first quarter of 1996 such that cumulative advances at that date totaled $31,020,000. Interest on the outstanding balance was accrued through December 1996 at the prime rate stated by Wells Fargo Bank and the principal was originally intended to be paid to TPC out of the proceeds of MHP financings. On July 3, 1996, two of MHP's subsidiaries completed the issuance of $60 million of senior secured notes in a private placement transaction. The senior secured notes bear interest at a rate of 8.10% per annum and are due in varying amounts through December 31, 2006. Proceeds of the private placement were used by MHP to acquire the remaining 50% interest in the Moss Bluff Facility owned by a third party, to retire an outstanding bank loan on the Moss Bluff Facility, to repay a portion of the promissory note owed by MHP to TPC, and to pay the costs of the financing transaction. The portion of the promissory note repaid by MHP to TPC with proceeds of the private placement amounted to approximately $14,100,000. The remaining balance of the promissory note payable by MHP to TPC, which was originally due in December 1996, was extended through March 31, 1997 at an annual interest rate of 12%; an additional $3,900,000 was also loaned by TPC to MHP on the same terms in December 1996. Repayment of approximately $8,800,000 of the promissory note is expected to be made from the proceeds of a new MHP private placement debt financing that is anticipated to close on or around March 31, 1997

(commitments from the lenders have been obtained for this financing). Accordingly, such portion of the promissory note has been classified as a current receivable and the balance, which is expected to be refinanced on a long-term basis, has been classified by TPC as a non-current asset at December 31, 1996. It is also expected that the non-TPC partners in MHP will participate in such refinanced long-term loans to the extent of their equity interest in MHP resulting in a further reduction of TPC's note receivable from MHP of approximately $4,000,000.

      PUBLIC STOCK OFFERING. On November 15, 1995, TPC closed an offering of its Class A Common Stock at a price to the public of $8.50 per share. Of the 3,900,000 shares offered, 3,600,000 were sold by TPC and 300,000 were sold by a stockholder of TPC. On November 20, 1995, the underwriters for the offering purchased an additional 540,000 shares from TPC and 45,000 shares from the selling stockholder to cover overallotments. Net proceeds to TPC from the combined stock sales were approximately $32.7 million. Of this amount, $30 million was used to repay the bridge loan incurred in the Seagull Transaction and the balance was added to TPC's working capital.

      On August 23, 1996, TPC was authorized by its Board of Directors to repurchase up to $5 million of its Class A Common Stock over a twelve month period. Pursuant to the Board's authorization, TPC purchased a total of 95,000 shares of its Class A Common Stock at a cost of $803,000 through October 9, 1996. No additional shares have been purchased since that time. The buyback was financed out of available cash reserves and borrowings under TPC's revolving credit facility.

      GENERAL. Increased natural gas marketing inventories in 1996 resulted in additional demands on funds. These extra demands related to the growth of TPC's customer storage fill program, and are expected to continue and perhaps increase in 1997. TPC anticipates that cash flow from operations will be sufficient to meet its foreseeable requirements for working capital, capital expenditures and other cash requirements. However, because future cash flows are subject to a number of variables, such as changes in supply and demand, general economic conditions and other market conditions over which TPC has no control, there can be no assurance that TPC's capital resources will be sufficient to meet such requirements. Cash flow generated by the gathering and processing facilities, including facilities acquired in the Seagull Transaction, is dependent on production of natural gas reserves presently dedicated to flow through the systems. Production from these reserves will decline in future years. In order for cash flow from TPC's natural gas gathering and processing facilities to be maintained at current levels or increased, additional successful drilling and production will have to occur in areas adjacent to the facilities. TPC has no control over future drilling or production activity in the Gulf of Mexico.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      This Report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, other TPC documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are generally intended to identify forward-looking statements. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) "Business General" regarding TPC's expectations for future demand for its natural gas supply services, (b) "- Business and Growth Strategy" regarding TPC's expectations for domestic consumption of natural gas, (c) "- Recent Developments - Evaluation of Strategic Alternatives" regarding TPC's expectation that an announcement regarding the results of the evaluation process is expected to be made in the near future, (d) "- Natural Gas Gathering and Processing" regarding
TPC's expectations of potential increases in drilling activity, resulting natural gas production, and TPC's ability to obtain access to such natural gas supplies to gather and process, (e) "- Natural Gas Storage" regarding MHP's plans for natural gas storage projects at the Moss Bluff Facility, the Egan Facility and the Tioga project and its belief that the use by its customers of "hub" services will lead to additional long-term contracts over time, (f) "- Natural Gas Marketing" regarding TPC's marketing objectives over the next several years and its ability to provide premium priced natural gas marketing services, TPC's intentions regarding the marketing of its summer storage fill asset optimization and winter storage asset management programs, TPC's plans to use the Egan Facility as an approved delivery point for customers utilizing pipelines connected at that market hub, and TPC's expectations regarding its use of storage arbitrage activities, (g) "- Other" regarding TPC's plans and expectations for compressed air energy storage and power marketing, (h) "- Regulation of

TPC's Facilities" regarding the TOMCATand GIGS Systems' exemption from jurisdiction under the NGA and TPC's plans for the development of the Tioga project to provide services in interstate commerce, (i) "- Regulation - Environmental and Safety Matters" regarding TPC's expectations for the continuations of trends towards stricter standards in environmental law and regulation, (j) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations Natural Gas Gathering and Processing" regarding TPC's belief that it will be able to increase average tariff rates in future years, TPC's expectations for increases in natural gas production resulting from successful drilling activities in areas served by TPC's gathering systems and the likelihood of such activities providing TPC with access to additional natural gas supplies to gather and process, (k) "Natural Gas Marketing" regarding TPC's expectations for increases in natural gas marketing volumes in 1997, (l) "- Liquidity and Capital Resources - Working Capital" regarding TPC's anticipation of higher commodity prices in the first quarter of 1997 and the likely affect of repayments by MHP of its note to TPC on TPC's liquidity, (m) "- Investing and Financing Activities" regarding TPC's expectations for a lack of future significant capital expenditures in connection with the assets acquired in the Seagull Transaction, TPC's plans for project development and acquisition opportunities in the natural gas gathering and processing segment, and TPC's expectations regarding the timing and effect to TPC of an anticipated new MHP private placement debt financing as well as TPC's expectation that the non-TPC partners in MHP will also participate in the refinancing of a long-term loan to MHP to the extent of their equity interest in MHP, and (n) "- General" regarding TPC's expectation that cash flow from operations will be sufficient to meet its foreseeable requirements for working capital, capital expenditures and other cash requirements as well as TPC's expectations with regard to production of natural gas reserves and future drilling or production activity in the Gulf of Mexico. Although TPC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from TPC's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation in conjunction with the forward looking statements included in this Report. All subsequent written and oral forward looking statements attributable to TPC or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        TPC CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----
Report of Independent Public Accountants...........................................................         29
Consolidated Balance Sheets as of December 31, 1996 and 1995.......................................         30
Consolidated Statements of Operations for the three years ended December 31, 1996..................         32
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1996........         33
Consolidated Statements of Cash Flows for the three years ended December 31, 1996..................         34
Notes to Consolidated Financial Statements.........................................................         35

      The information required by Schedules I, II, III, IV and V is not applicable to TPC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of TPC Corporation:

      We have audited the accompanying consolidated balance sheets of TPC Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TPC Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.







                                           ARTHUR ANDERSEN LLP

Houston, Texas
March 6, 1997

                        TPC CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                           DECEMBER 31,
                                                      ----------------------
                                                        1996          1995
                                                      ---------    ---------
                                                           (IN THOUSANDS)
                                     ASSETS
Current Assets:
    Cash and cash equivalents .....................   $   1,536    $   6,102
    Accounts and notes receivable .................      96,410       65,621
    Account receivable from MHP ...................       1,818        8,989
    Note Receivable from MHP ......................       8,800           --
    Inventory .....................................      13,451        8,362
    Prepaid expenses and other current assets .....       2,512        2,769
    Assets held for resale ........................          --       13,700
                                                      ---------    ---------
              Total Current Assets ................     124,527      105,543
                                                      ---------    ---------
Property and Equipment:
    Natural gas gathering and processing facilities     206,657      205,470
    Construction in progress ......................      11,709        5,069
    Other .........................................       1,926        3,207
         Less accumulated depreciation ............     (49,464)     (40,427)
                                                      ---------    ---------
                                                        170,828      173,319
                                                      ---------    ---------
Note Receivable from MHP ..........................      12,000       25,021
Investment in MHP .................................      29,154       27,796
Assets of Business Transferred ....................          --       31,690
Intangible Assets, net ............................       5,486        5,809
Other Assets ......................................       6,616        6,738
                                                      ---------    ---------
                                                      $ 348,611    $ 375,916
                                                      =========    =========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        TPC CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                  ----------------------------
                                                                                    1996               1995
                                                                                  ---------          ---------
                                                                                         (IN THOUSANDS)
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Trade payables........................................................        $  83,325          $  53,416
    Accrued liabilities and other.........................................           10,909              6,640
    Note payable..........................................................               --              7,451
    Current portion of long-term debt.....................................           10,221             23,832
                                                                                 ----------         ----------
         Total Current Liabilities........................................          104,455             91,339
                                                                                  ---------         ----------
Long-Term Debt, net of current portion....................................          138,532            146,515
Proceeds from Business Transferred........................................               --             17,500
Liabilities of Business Transferred.......................................               --             20,583
Deferred Income Taxes.....................................................            2,614              1,483
Deferred Revenue..........................................................              130                 55
Commitments and Contingencies
Stockholders' Equity:
    Common stock, Class A, $.01 par value; authorized 25,000,000 shares;
      issued and outstanding 17,894,252 shares............................              179                179
    Common stock, Class B, convertible, $.01 par value;
      authorized           5,000,000 shares; issued and outstanding                       6                  6
      579,963 shares......................................................
    Additional paid-in capital............................................           86,820             86,820
    Unearned ESOP compensation............................................             (765)              (963)
    Retained earnings ....................................................           18,279             13,235
                                                                                 ----------         ----------
                                                                                    104,519             99,277
    Less: Treasury stock, at cost, 470,000 shares and 375,000 shares of
      Class A Common Stock at December 31, 1996 and 1995, respectively....           (1,639)              (836)
                                                                                 ----------       ------------
         Total Stockholders' Equity.......................................          102,880             98,441
                                                                                  ---------         ----------
                                                                                   $348,611           $375,916
                                                                                   ========           ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        TPC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                      1996         1995         1994
                                                                    ---------    ---------    ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Natural gas marketing sales ..................................   $ 577,249    $ 286,602    $ 272,486
   Natural gas gathering and processing .........................      32,064       16,720       13,346
   Natural gas storage (including equity in earnings of MHP) ....       7,979        8,243        8,330
                                                                    ---------    ---------    ---------
                                                                      617,292      311,565      294,162
                                                                    ---------    ---------    ---------
Costs of Operations:
   Natural gas marketing ........................................     571,843      282,568      266,385
   Natural gas gathering and processing .........................      18,361       11,472        9,495
   Natural gas storage ..........................................       2,986        4,627        6,738
                                                                    ---------    ---------    ---------
                                                                      593,190      298,667      282,618
                                                                    ---------    ---------    ---------
Operating Income ................................................      24,102       12,898       11,544
Other Income (Expense):
   Corporate administrative expense .............................      (7,416)      (6,266)      (5,238)
   Interest expense .............................................     (13,386)      (6,472)      (2,063)
   Interest income ..............................................       2,404        1,705        1,092
   Net earnings of business transferred .........................        (782)      (1,908)        (777)
   Other income (expense) .......................................       2,584           84          705
                                                                    ---------    ---------    ---------
                                                                      (16,596)     (12,857)      (6,281)
                                                                    ---------    ---------    ---------
Income Before Income Tax and Extraordinary Item .................       7,506           41        5,263
   Benefit (provision) for income tax expense ...................      (2,462)         453       (1,946)
                                                                    ---------    ---------    ---------
Income Before Extraordinary Item ................................       5,044          494        3,317
   Extraordinary Item, net of income tax provision of
       $107,000 in 1995 and income tax benefit of $105,000 ......        --            207         (195)
       in 1994 ..................................................        --           --           --

Net Income ......................................................   $   5,044    $     701    $   3,122
                                                                    =========    =========    =========
Net Income Per Common Share Before Extraordinary Item ...........   $     .27    $     .04    $     .22
   Extraordinary Item ...........................................        --            .01         (.01)
                                                                    ---------    ---------    ---------
Net Income Per Common Share .....................................   $     .27    $     .05    $     .21
                                                                    =========    =========    =========
Weighted Average Shares Outstanding .............................      18,695       15,609       15,222
                                                                    =========    =========    =========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        TPC CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    CLASS A            CLASS B
                                  COMMON STOCK       COMMON STOCK    ADDITIONAL UNEARNED
                               ------------------  ----------------   PAID-IN      ESOP    RETAINED  TREASURY
                                 SHARES    AMOUNT  SHARES    AMOUNT   CAPITAL COMPENSATION EARNINGS   STOCK       TOTAL
                               ----------  ------  -------   ------   -------   -------    -------   -------    ---------
Balance, January 1, 1994 ...   10,210,623   $102   579,963   $    6   $32,594   $  (520)   $ 9,412   $  (836)   $  40,758
                               ----------   ----   -------   ------   -------   -------    -------   -------    ---------
  Conversion of
    Series A ...............    3,467,036     35        --       --    21,273        --         --        --       21,308
    Preferred Stock
  Common Stock
    purchased by ...........           --     --        --       --        --      (787)        --        --         (787)
    ESOP
  ESOP awards ..............           --     --        --       --        --       275         --        --          275
  Options exercised ........       76,593      1        --       --       344        --         --        --          345
  Net income ...............           --     --        --       --        --        --      3,122        --        3,122
Balance, December 31, 1994 .   13,754,252    138   579,963        6    54,211    (1,032)    12,534      (836)      65,021
                               ----------   ----   -------   ------   -------   -------    -------   -------    ---------
  Class A Common
    Stock public ...........    4,140,000     41        --       --    32,609        --         --        --       32,650
    offering
  ESOP awards ..............           --     --        --       --        --        69         --        --           69
  Net income ...............           --     --        --       --        --        --        701        --          701
                               ----------   ----   -------   ------   -------   -------    -------   -------    ---------
Balance, December 31, 1995 .   17,894,252    179   579,963        6    86,820      (963)    13,235      (836)      98,441
                               ----------   ----   -------   ------   -------   -------    -------   -------    ---------
  Class A Common
    Stock buyback ..........           --     --        --       --        --        --         --      (803)        (803)
    program
  ESOP awards ..............           --     --        --       --        --       198         --        --          198
  Net income ...............           --     --        --       --        --        --      5,044        --        5,044
                               ----------   ----   -------   ------   -------   -------    -------   -------    ---------
Balance, December 31, 1996 .   17,894,252   $179   579,963   $    6   $86,820   $  (765)   $18,279   $(1,639)   $ 102,880
                               ==========   ====   =======   ======   =======   =======    =======   =======    =========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        TPC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                       1996       1995         1994
                                                                    ---------   ---------   ---------
                                                                               (IN THOUSANDS)
Cash Flows from Operating Activities:
    Net income ...................................................  $   5,044   $     701   $   3,122
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ............................     11,214       7,654       8,124
        Amortization of deferred charges .........................      1,156         341         131
        Equity in earnings of MHP ................................     (5,111)     (2,536)        403
        Gain on sale of storage assets ...........................     (2,466)         --          --
    Changes in assets and liabilities, net of effects of business transferred:
        (Increase)decrease in accounts and notes receivable ......    (23,618)    (43,950)        651
        (Increase)decrease in prepaid expenses, inventory and ....     (9,494)        335
          other assets ...........................................     (4,832)
        Increase (decrease)in trade payables and other
          liabilities.............................................     34,174      31,150      (2,642)
        Increase (decrease)in deferred income taxes ..............      1,131        (232)     (1,042)
        Increase (decrease)in deferred revenue ...................         75          29         (70)
        Decrease in unearned ESOP compensation ...................        198          69         275
                                                                    ---------   ---------   ---------
             Net cash provided by (used in) operating activities .     16,965     (16,268)      9,287
                                                                    ---------   ---------   ---------
Cash Flows from Investing Activities, net of effects of business transferred:
    Capital and other asset additions ............................     (9,482)   (159,075)    (41,446)
    Proceeds from sales of assets ................................     13,700       1,996          --
    Net proceeds from transfer of business .......................         --          --      17,500
    Net decrease in note receivable from MHP .....................      4,221          --          --
    Change in assets and liabilities of business transferred .....       (123)      1,102      (1,212)
                                                                    ---------   ---------   ---------
             Net cash provided by (used in)investing activities ..      8,316    (155,977)    (25,158)
                                                                    ---------   ---------   ---------
Cash Flows from Financing Activities, net of effects of business transferred:
    Issuance of Class A Common Stock net of expenses of
     $2,540,000 in 1995 and $10,000 in 1994)......................         --      32,650         345
    Net  borrowings (repayments)on unsecured revolving credit
     agreement ...................................................      1,500      15,000          --
    Issuance of long-term debt (net of expenses of $4,650,000 in
     1995 and $504,000 in 1994) ..................................        575     145,609      34,496
    Repayment of long-term debt ..................................    (23,668)    (31,083)    (22,435)
    Issuance (repayment) of note payable .........................     (7,451)      7,451          --
    Class A Common Stock repurchased (for treasury in 1996 and
     for ESOP in 1994) ...........................................       (803)         --        (788)
                                                                                            ---------
             Net cash provided by (used in) financing activities .    (29,847)    169,627      11,618
                                                                    ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents .............     (4,566)     (2,618)     (4,253)
Cash and cash equivalents at beginning of period .................      6,102       8,720      12,973
                                                                    ---------   ---------   ---------
Cash and cash equivalents at end of period .......................  $   1,536   $   6,102   $   8,720
                                                                    =========   =========   =========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest, net of amounts
     capitalized .................................................  $  12,693    $  4,468   $   1,397
    Cash paid during the period for income taxes .................      1,343         614       2,480

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        TPC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND PRESENTATION - The Consolidated Financial Statements include the accounts of TPC Corporation (formerly Tejas Power Corporation) and its subsidiaries ("TPC"). Material intercompany balances and transactions have been eliminated.

      TPC is engaged in gathering, processing, marketing and storage of natural gas; it owns and operates gathering systems located in the Gulf of Mexico, plus related onshore natural gas processing facilities. TPC also has a majority voting and majority ownership interest in its equity investee, Market Hub Partners, Inc. and Market Hub Partners L.P. (collectively, "MHP", see Note 3), which owns, operates and is developing an integrated system of natural gas market hubs utilizing high deliverability salt cavern storage facilities. TPC's revenue, profitability and future rate of growth are substantially dependent upon the price of, and demand for natural gas. Prices for natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas, market uncertainty and a variety of additional factors that are beyond TPC's control.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of demand deposits and highly liquid investments purchased with an original maturity of three months or less.

      CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject TPC to concentration of credit risk consist primarily of temporary cash investments and trade receivables derived principally from uncollateralized sales to customers in the oil and gas and natural gas utility industries. The concentration of credit risk in these industries affects TPC's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

      INVENTORIES - Inventories of natural gas are carried at the lower of weighted average cost or market value.

      PROPERTY AND EQUIPMENT - Property and equipment are carried at cost. Natural gas gathering and processing facilities and equipment are depreciated primarily on the straight-line method over their estimated useful lives ranging from ten to thirty years. Other property is depreciated on the straight-line method over estimated useful lives, which range from three to five years. Additions, renewals and betterments that add materially to productive capacity or extend the life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Interest cost is capitalized during the construction period of major facilities and amounted to approximately $737,000, $1,640,000 and $1,551,000 in 1996, 1995 and 1994, respectively. In addition,
TPC capitalized certain internal costs in such years of approximately $100,000, $938,000 and $1,966,000, which are directly related to projects under development. In 1996, TPC adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Since adoption, SFAS No. 121 has had no impact on TPC's financial statements.

      HEDGING ACTIVITIES - TPC periodically enters into physical and financial derivative transactions for the purpose of hedging against the volatility of natural gas prices. These activities are accomplished through the use of forwards, futures, options, and price swap contracts with maturities of eighteen months or less. Gains or losses on hedging activities are deferred and recognized as a part of the physical transactions hedged.

      INCOME TAXES - TPC provides deferred income taxes for temporary differences between financial and income tax reporting in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                        TPC CORPORATION AND SUBSIDIARIES

      EARNINGS PER COMMON SHARE - Earnings per common share are based upon the weighted average number of shares of both TPC's Class A and Class B Common Stock and common stock equivalents, if dilutive, outstanding during the year. Common stock equivalents consist of shares issued assuming all stock options are exercised using the treasury stock method. The difference between earnings per common share on a primary and a fully diluted basis is not significant.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements relate to the depreciable lives of property and equipment as well as to the determination of liabilities for gas purchase costs and deferred income taxes.

(2)   SEAGULL TRANSACTION

      In September 1995, TPC completed the acquisition of various natural gas gathering systems offshore and onshore Texas and related assets from Seagull Energy Corporation and four other sellers for $155.9 million in cash (the "Seagull Transaction"). The purchase price was based on an effective date of September 1, 1995 and was accounted for as a purchase. Transaction costs, consisting primarily of fees paid to financial advisors, totaled approximately $2.1 million.

      The acquisition was financed through a combination of existing credit facilities and $150 million under new credit facilities provided by a group of lenders led by ING Capital Corporation ("ING Capital"). The $150 million in new credit facilities included a subordinated secured $30 million bridge loan which was subsequently repaid in November 1995 with proceeds of a public stock offering (see Note 5) and two secured term loan tranches of $60 million each (collectively referred to as the "Term Loan"). The first tranche ("Tranche A") amortizes on a quarterly basis through its maturity on June 30, 2000. The second tranche ("Tranche B") is non-amortizing and matures on September 30, 2000.

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

      The credit facilities require the maintenance of certain financial ratios and other covenants, including minimum consolidated net worth, minimum capitalization, and a ratio of current assets to current liabilities of not less than 1 to 1. In the fourth quarter of 1996, the lenders agreed to amend one of the financial covenants in the credit agreement and to also amend the Tranche A amortization schedule, while retaining the June 30, 2000 maturity date. The Term Loan is secured by the assets acquired in the Seagull Transaction. A number of the smaller non-core gathering systems acquired in the Seagull Transaction were classified as "Assets Held for Sale" at December 31, 1995. Sales of such assets totaling $13,700,000 were made in the first three quarters of 1996, with proceeds of $12,100,000 applied in February 1996 to the reduction of both tranches of the Term Loan on a pro rata basis. No gain or loss was recorded on these sales.

      In connection with obtaining the financing for the Seagull Transaction, $4,650,000 in commitment fees, legal, accounting and other fees were incurred. Such costs have been capitalized and included in the accompanying consolidated balance sheet under the caption "Other Assets" and are being amortized over the period of the Term Loan.

      The following table presents the unaudited pro forma revenues, income before extraordinary item, net income and net income per share for the years ended December 31, 1996 and 1995 assuming that the Seagull Transaction and the sale of the smaller acquired non-core gathering systems, which were made primarily in the first quarter of 1996, had occurred on January 1, 1995.

                        TPC CORPORATION AND SUBSIDIARIES

                                              YEAR ENDED DECEMBER 31,
                                         -----------------------------------
                                              1996                  1995
                                         -----------             -----------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues .......................            $614,902                $333,865
Income before extraordinary item               4,994                     984
Net income .....................               4,994                   1,191
Net income per share ...........                0.27                    0.08

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

      TPC's contribution of interests to MHP upon formation included facilities, market center locations, development plans, permits, leases, signed storage service contracts and associated long-term debt and other liabilities relating to its five market center projects. TPC's four partners agreed to contribute $45,000,000 to MHP over the period 1994 through 1996, all of which was contributed by July 1996. TPC's limited partnership interest and stock ownership in MHP provide it with a 66% voting and ownership interest. TPC has an approximate 61% revenue and expense interest from the commencement of MHP operations which increases to approximately 70% at such time as two of the initial partners with reversionary interests receive distributions from MHP equal to 150% of their cumulative capital contributions.

      MHP owns and operates natural gas market centers located in Texas (the Moss Bluff Facility) and Louisiana (the Egan Facility) and it is anticipated that MHP will construct, own and operate up to three such additional natural gas market centers. Prior to the formation of MHP, TPC sold a 50% interest in the partnership owning the Moss Bluff Facility to a third party in March 1994. As a result of certain options associated with that transaction, TPC deferred recognition of an approximate $6 million gain and accounted for balance sheet transactions related to the 50% interest transferred to the third party as "Assets of Business Transferred" and "Liabilities of Business Transferred" while the related income statement transactions through June 30, 1996 were accounted for as "Revenues of Business Transferred" and "Expenses of Business Transferred." On July 3, 1996, MHP acquired such 50% interest from the third party effectively canceling the options between TPC and the third party to retransfer the interest. After eliminating the portion of the deferred gain on the March 1994 transaction applicable to TPC's ownership interest in MHP, TPC recognized in "Other Income" a pre-tax gain of approximately $2.5 million ($1.5 million after-tax) related to this transaction and MHP commenced accounting for 100% of the Moss Bluff Facility's revenues and expenses in the third quarter of 1996.

      The four minority partners in MHP have been afforded participation in its governance and, under the terms of the Agreement of Limited Partnership, certain decisions require the approval of TPC and at least two other partners. Such matters include decisions involving financing and acquisitions or divestitures. Because the MHP agreements do not permit unilateral decisions by TPC in these and certain other circumstances, TPC's investment in MHP has been accounted for on an equity basis since MHP's formation in December 1994. TPC's share of the underlying equity in net assets of MHP exceeded its original investment of $24,227,000 by approximately $17,000,000 at the time of formation of MHP. This difference, adjusted for the aforementioned July 3, 1996 transaction involving the Moss Bluff Facility, is being amortized in relation to the lives of existing storage service contracts. The amortization of this amount totaled

                        TPC CORPORATION AND SUBSIDIARIES

$2,189,000 and $1,971,000 in the years ended December 31, 1996 and 1995, and is included in income as a part of TPC's equity in earnings of MHP.

      Under the terms of the Agreement of Limited Partnership, MHP has assumed an obligation to TPC for advances made by TPC to the gas storage projects after the effective date of the formation in order to fund construction activities. Additional advances were made to MHP to fund construction and development activities in 1995 and in the first quarter of 1996 such that cumulative advances at that dated totaled $31,020,000. Interest on the outstanding balance was accrued through December 1996 at the prime rate stated by Wells Fargo Bank, which was a weighted average of 8.25% and 8.83% for the years ended December 31, 1996 and 1995; a total of $2,037,000 and $2,261,300 of interest was accrued on the advances during the years ended December 31, 1996 and 1995, respectively, and the unpaid portions of such amounts are included in the current payable to TPC below.

     On July 3, 1996, two of MHP's subsidiaries completed the issuance of $60 million of senior secured notes in a private placement transaction. The senior secured notes bear interest at a rate of 8.10% per annum and are due in varying amounts through December 31, 2006. Proceeds of the private placement were used by MHP to acquire the remaining 50% interest in the Moss Bluff Facility owned by a third party, to retire an outstanding bank loan on the Moss Bluff Facility, to repay a portion of the promissory note owed by MHP to TPC, and to pay the costs of the financing transaction. The portion of the promissory note repaid by MHP to TPC with proceeds of the private placement amounted to approximately $14,100,000. The remaining balance of the promissory note payable by MHP to TPC, which was originally due in December 1996, was extended through March 31, 1997 at an annual interest rate of 12%; an additional $3,900,000 was also loaned by TPC to MHP on the same terms in December 1996. Repayment of approximately $8,800,000 of the promissory note is expected to be made from the proceeds of a new MHP private placement debt financing that is anticipated to close on or around March 31, 1997 (commitments from the lenders have been obtained for this financing). Accordingly, such portion of the promissory note has been classified as a current receivable and the balance, which is expected to be refinanced on a long-term basis, has been classified by TPC as a non-current asset at December 31, 1996.

     Audited financial statements of MHP are included as Exhibit 99 to TPC's Annual Report on Form 10-K. Summarized financial information of MHP is presented below:

                                                 DECEMBER 31,
                                             -------------------
                                               1996       1995
                                             --------   --------
                                                (IN THOUSANDS)
Current assets ...........................   $  6,781   $  5,555
Property and equipment, net ..............    119,443     81,473
Construction in progress .................     26,493     16,087
Other noncurrent assets ..................      4,018      2,970
                                             --------   --------
                                             $156,735   $106,085
                                             ========   ========

Payable to TPC - Trade account ...........   $  1,818   $  8,989
               - Promissory note .........      8,800     25,021
Other current liabilities ................      6,454      6,496
Note payable to TPC (long-term) ..........     12,000         --
Long-term debt, net of current portion ...     53,492      8,464
Capital ..................................     74,171     57,115
                                             --------   --------
                                             $156,735   $106,085
                                             ========   ========

                        TPC CORPORATION AND SUBSIDIARIES


                                                                                YEAR ENDED DECEMBER 31,
                                                                                ----------------------
                                                                                   1996      1995
                                                                                  -------  -------
                                                                                   (IN THOUSANDS)
Revenues ..................................................................     $ 20,517     $10,664
Operating income ..........................................................       10,327       3,401
Net income ................................................................        4,816         929

(4)   INTANGIBLE ASSETS

      Intangible assets represent the cost paid by Harken Energy Corporation ("HEC"), TPC's former parent, in excess of TPC's net assets at January 1, 1989, and are amortized over twenty-five years using the straight-line method. The balances at December 31, 1996 and 1995 were $5,486,000 and $5,809,000, net of accumulated amortization of $2,582,000 and $2,259,000, respectively. Amortization expense of $323,000 was recorded for each of the years ended December 31, 1996, 1995 and 1994.

(5)   LONG-TERM DEBT AND CREDIT ARRANGEMENTS

      Long-term debt consists of the following:

                                                                                 DECEMBER 31,
                                                                              ------------------
                                                                                1996      1995
                                                                              --------  --------
                                                                               (IN THOUSANDS)
Notes payable secured by natural gas gathering and processing facilities (A)  $ 95,417  $119,000
Senior notes, unsecured (B) ................................................    35,000    35,000
Revolving credit facility (C) ..............................................    16,500    15,000
Other ......................................................................     1,836     1,347
                                                                              --------  --------
                                                                               148,753   170,347
Less:  Current portion .....................................................    10,221    23,832
                                                                              --------  --------
                                                                              $138,532  $146,515
                                                                              ========  ========

----------------

(A) This represents the Term Loan in the original amount of $120 million payable to a consortium of lenders led by ING Capital incurred in connection with the Seagull Transaction on September 25, 1995 (see Note
      2). At December 31, 1996, the balances outstanding of Tranches A and B of the Term Loan were $41,518,000 and $53,899,000 and the effective interest rates at that date were 7.0625% and 8.4375%, respectively.

(B) On March 25, 1994, TPC issued $35,000,000 of senior unsecured notes, due March 15, 2004, through a private placement. Interest is paid semi-annually with annual principal payments of $5,000,000 beginning March 15, 1998. Proceeds from the sale of the notes were used to retire, prior to the scheduled repayment, a $19,400,000 balance on TPC's term notes payable to its former bank. As a result of this debt retirement, an extraordinary loss of $195,000 (net of income taxes) was recorded. The interest rate on the notes was initially set at 7.33%. In connection with the financing for the Seagull Transaction (see Note 2), the senior unsecured notes were amended to provide for, among other things, an increase in the interest rate payable from 7.33% to 9.33% per annum (reducible to 8.33% and 7.33% if and when TPC and certain subsidiaries achieve total debt to total capitalization ratios of not more than 60% and 50%, respectively). TPC's total debt to total capitalization ratio was reduced below 60% in the third quarter of 1996; accordingly, the interest rate in effect at December 31, 1996 was 8.33%.

                        TPC CORPORATION AND SUBSIDIARIES

(C) On March 25, 1994, TPC entered into a $15,000,000 unsecured revolving credit agreement with its banks, which was subsequently amended and increased to $30,000,000 on December 28, 1995 and $40,000,000 on October 30, 1996. Borrowings under the revolving credit facility mature January 1, 1999. Interest on the credit facility is, at TPC's discretion, either a Eurodollar rate or a base rate, plus a LIBOR rate spread or base rate spread, respectively, as defined in the loan agreements. The base rate is the average of the prime rates publicly announced by The Chase Manhattan Bank, Citibank, N.A., and Morgan Guaranty Trust Company of New York. The base and LIBOR rate spreads for each tranche are calculated based on certain capitalization ratios of TPC. The base rate spread for the tranches can be as high as .5% per annum and as low as 0% per annum and the LIBOR rate spread can be as high as 2.25% per annum and as low as 1.5% per annum. In addition, TPC pays a commitment fee of .375% per annum on the unused portion of the revolving credit facility. The unsecured revolving credit agreement currently requires TPC and certain subsidiaries to maintain a total debt to total capitalization ratio of not more than 70%. With a total debt to total capitalization ratio of 59% (determined as specified in the amended credit agreement), TPC was in compliance with this requirement at December 31, 1996. At December 31, 1996, $16,500,000 of the facility was utilized and the remaining available balance was $23,500,000.

      TPC is subject to certain financial covenants under each of the above described credit agreements. These agreements require TPC to maintain minimum consolidated net worth, a ratio of current assets to current liabilities of not less than 1 to 1 and other various coverage ratios. TPC was in compliance with such financial covenants, as amended, at December 31, 1996. Maturities of long-term debt for the five fiscal years following December 31, 1996 are as follows:

                                                      AMOUNT
                                                   ------------
                                                  (IN THOUSANDS)
 1997  ...........................................  $ 10,221
 1998  ...........................................    15,148
 1999  ...........................................    31,664
 2000  ...........................................    70,598
 2001  ...........................................     5,201
 Thereafter ......................................    15,921
                                                    --------
                                                    $148,753
                                                    ========

      At December 31, 1995, TPC also had a current note payable to a bank with an outstanding balance of $7,451,000. Such note payable represented financing related to an inventory purchase, storage and resale transaction entered into by TPC in June 1995 with a major midwestern interstate pipeline company. The note bore interest at a rate of approximately 6.6% per annum and was secured by TPC's inventory with a cost (including storage payments) equal to the amount of the outstanding note. The note was paid in three monthly principal installments of $2,483,666 each on January 25, 1996, February 25, 1996, and March 25, 1996;
such principal payment dates approximated the pipeline customer's remittance dates to TPC based on the inventory delivery and resale schedule (TPC's resale price to the customer was approximately $250,000 higher than the cost of the inventory).

                        TPC CORPORATION AND SUBSIDIARIES

(6)   FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

      The following table presents the carrying amounts and estimated fair values of TPC's financial instruments at December 31, 1996 and 1995.

                                DECEMBER 31, 1996   DECEMBER 31, 1995
                                ------------------  ------------------
                                CARRYING    FAIR    CARRYING    FAIR
                                 AMOUNT     VALUE    AMOUNT     VALUE
                                --------  --------  --------  --------
                                             (IN THOUSANDS)
Assets:
    Cash and cash equivalents   $  1,536  $  1,536  $  6,102  $  6,102

Liabilities:
    Long-term debt ...........   148,753   147,554   170,347   169,978

Hedging Financial Instruments:
    Commodity price hedges ...       866       803       538       736


      The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying value of trade receivables and trade payables included in the accompanying Consolidated Balance Sheets approximated fair value at December 31, 1996 and 1995.

      CASH AND CASH EQUIVALENTS - The carrying amounts of cash and cash equivalents approximated fair value due to their short-term nature.

      DEBT - The fair value of long-term debt is estimated using discounted cash flow analysis, based on the borrowing rate currently available to TPC for loans with similar terms and maturity.

      COMMODITY PRICE HEDGES - TPC uses futures, option and swap contracts with maturities of eighteen months or less to hedge against the volatility of the price of natural gas purchases and sales. It is TPC's policy to seek as nearly as practicable a fully hedged position on its net natural gas purchase and sale commitments, substantially all of which have pricing terms which are indexed to the NYMEX futures contract. Gains or losses on hedging activities are deferred and recognized as a part of the physical transactions hedged; net gains and losses on hedging activities reflected in income, which are largely offset by net gains and losses on physical transactions, amounted to losses of $866,000 and $3,336,000 in the years ended December 31, 1996 and 1995, respectively. At December 31, 1996, TPC had 483 net open futures contracts and various option contracts which together covered an aggregate of 4,830,000 net MMBtu. The fair value of such contracts is determined by reference to quoted market prices and the net unrealized loss on these instruments was approximately $63,000 at December 31, 1996.

(7)   REDEEMABLE PREFERRED STOCK

      SERIES A PREFERRED STOCK - In June 1991, TPC sold and issued 25,000 shares of Series A Preferred Stock to a group of three investors. The aggregate proceeds were $22,500,000. Those investors also purchased shares of Class B Common Stock in connection therewith. See Note 8 - Common Stockholders' Equity.

      In March 1994, the group of three investors exercised their option to convert their 25,000 shares of Series A Preferred Stock into 3,467,036 shares of Class A Common Stock. The conversion, in conjunction with the Class B Common Stock already owned, resulted in the investors then owning approximately 25% of the common stock of TPC. Immediately prior to year end 1994, one of the three investors purchased all of the Class A and Class B Common Stock of the other two investors.

                        TPC CORPORATION AND SUBSIDIARIES

      SERIES B PREFERRED STOCK - In May 1991, TPC issued 1,000 shares of its Series B Preferred Stock to its former parent company, HEC (see Note 4), in connection with a distribution of TPC's common stock to the stockholders of HEC. In December 1995, TPC repurchased such shares in exchange for all of HEC's Series C Cumulative Preferred Stock held by TPC. An extraordinary gain of $207,000 (net of income taxes) was recorded on this transaction.

(8)   COMMON STOCKHOLDERS' EQUITY

      CLASS A COMMON STOCK - In March 1994, 3,467,036 shares of Class A Common Stock were issued to a group of three investors as a result of their exercise of an option to convert their 25,000 shares of Series A Preferred Stock in Class A Common Stock. See Note 7 - Redeemable Preferred Stock.

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

      On August 23, 1996, TPC was authorized by its Board of Directors to repurchase up to $5 million of its Class A Common Stock over a twelve month period. Pursuant to the Board's authorization, TPC purchased a total of 95,000 shares of its Class A Common Stock at a cost of $803,000 through December 31, 1996. Such repurchased shares have been accounted for as treasury stock. The buyback was financed out of available cash reserves and borrowings under TPC's revolving credit facility.

      CLASS B COMMON STOCK - In June 1991, TPC sold and issued 565,065 shares of Class B Common Stock to a group of three investors. The aggregate proceeds were $2,500,000 for the common stock. Each share of Class B Common Stock is convertible at any time into one share of TPC Class A Common Stock. The stock was sold in conjunction with the Series A Preferred Stock. The holders of Class B Common Stock are entitled to elect the greater of three directors or two-sevenths of the members (rounded to the next whole number) of TPC's board of directors. An additional 9,079 and 5,819 shares of Class B Common Stock were issued in 1992 and 1993, respectively, in connection with an anti-dilution provision. See Note 7 - Redeemable Preferred Stock.

(9)   STOCK-BASED COMPENSATION PLANS

      TPC has two stock option plans for its employees (the "1991 Plan" and the "1994 Plan," collectively referred to as the "Employee Plans") and two stock option plans for its non-employee directors (the "1992 Plan" and the "1995 Plan," collectively referred to as the "Director Plans"). Options granted under the Employee and Director Plans are for a period not to exceed ten years and at an exercise price equal to the fair market value of TPC's Class A Common Stock at the date of the grant. TPC accounts for these plans under APB Opinion No. 25 under which no compensation expense has been recognized in the Consolidated Statements of Operations. Had compensation cost for options issued under these plans in the years ended December 31, 1996 and 1995 been determined consistent with the measurement provisions of SFAS No. 123, TPC's income before extraordinary item, net income and net income per share amounts for such years would have been as follows:


                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                  1996              1995
                                              -------------  ------------------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Income (Loss) before extraordinary item .....        $4,253  $  (88)
Net income ..................................         4,253     119
Net income per share ........................          0.23    0.01

                        TPC CORPORATION AND SUBSIDIARIES

TPC may grant options for a total of up to 3,736,370 shares under the Employee Plans and a total of up to 148,000 shares under the Director Plans. Options for a total of 243,661 shares are available for issue under the Employee Plans and options for a total of 48,000 shares are available for issue under the Director Plans at December 31, 1996. A summary of transactions in the Employee and Director Plans for the three years ended December 31, 1996 is presented below:

                                                                                                        SHARES

Outstanding, January 1, 1994 (option price $4.16 - $7.25).....................................        2,305,377
   Granted (option price $9.31 - $11.25)......................................................          860,000
   Exercised..................................................................................          (76,993)
   Cancelled..................................................................................         (138,750)
                                                                                                     ----------

Outstanding, December 31, 1994................................................................        2,949,634
   Granted (option price $9.12 - $9.38).......................................................          318,500
   Exercised..................................................................................               --
   Cancelled..................................................................................          (85,100)
                                                                                                    -----------

Outstanding, December 31, 1995................................................................        3,183,034
   Granted (option price $8.00 - $8.25).......................................................          410,100
   Exercised..................................................................................               --
   Cancelled..................................................................................          (84,316)
                                                                                                    -----------

Outstanding, December 31, 1996................................................................        3,508,818
                                                                                                      =========

Exercisable
   December 31, 1994..........................................................................        1,963,417
   December 31, 1995..........................................................................        2,194,257
   December 31, 1996..........................................................................        2,535,801

      Of the 3,508,818 options outstanding at December 31, 1996, 1,807,918 having an exercise price of $4.16 per share expire in May 1997. All of these options are currently exercisable. The remaining 1,700,900 options outstanding at December 31, 1996 have exercise prices ranging between $5.00 and $11.25 per share, with a weighted average exercise price of $9.36 per share. Of these options, 727,883 are currently exercisable and their weighted average exercise price is $9.38 per share.

      For purposes of meeting the pro forma disclosure requirements of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.206% and 5.374%; expected volatility of 33% and 26%; and no dividend yield. An expected option term of four years was used for options granted in both 1996 and 1995. Based upon the above assumptions, the weighted average fair value per share of options granted in 1996 and 1995 was $2.92 and $2.77, respectively.

                        TPC CORPORATION AND SUBSIDIARIES

(10)  EMPLOYEE STOCK OWNERSHIP PLAN

      Effective January 1, 1992, TPC established an Employee Stock Ownership Plan (the "ESOP") for eligible employees. In September 1992, the ESOP borrowed $1,034,000 from TPC to purchase 250,000 shares of Class A Common Stock previously owned by HEC (see Note 4). The loan obligation of the ESOP is considered unearned employee compensation and, as such, recorded as a reduction of TPC's stockholders' equity. Compensation expense of $198,000, $69,000 and $275,000 was recorded in 1996, 1995 and 1994, respectively.

      During the third quarter of 1994, TPC purchased 75,000 shares of its Class A Common Stock. The ESOP purchased these shares from TPC with the proceeds of a loan from TPC. The loan obligation of the ESOP is considered unearned employee compensation and, as such, is recorded as a reduction of TPC's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of any loan repayments made by the ESOP.

(11)  INCOME TAXES

      TPC is subject to federal income tax and certain state income taxes. An analysis of the combined provision for income taxes for 1996, 1995 and 1994 is as follows:

                                       YEARS ENDED DECEMBER 31,
                                     ----------------------------
                                       1996     1995       1994
                                     -------   -------   --------
                                           (IN THOUSANDS)
Current, Federal ..................  $   983   $   150   $ 1,942
Current, State ....................       50        50        50
Deferred ..........................    1,429      (546)     (151)
                                     -------   -------   -------
                                     $ 2,462   $  (346)  $ 1,841
                                     =======   =======   =======

      TPC's effective tax rates for the years ended December 31, 1996 and 1994 were 33% and 37%, respectively, compared to the federal statutory rate of 34%. The effective tax rate for the year ended December 31, 1996 was less than the statutory rate due to a non-recurring credit while the 1994 effective tax rate exceeded the statutory rate primarily due to permanent differences caused by the amortization of intangible assets (see Note 4). In 1995, TPC determined that certain deferred tax liabilities accrued during the former parent company's ownership of TPC (see Note 4) were no longer required, therefore, an adjustment of $610,000 was made to eliminate such liabilities resulting in a negative effective tax rate for the year. Deferred tax liabilities at December 31, 1996 and 1995 are composed of the following:

                                                  DECEMBER 31,
                                               -----------------
                                                1996       1995
                                               -------   -------
                                                 (IN THOUSANDS)
Net deferred tax liability:
   Accelerated depreciation and other .......  $ 2,959   $ 1,633
Net deferred tax assets:
   Alternative minimum tax credits ..........     (345)     (150)
                                               -------   -------
         Total deferred taxes ...............  $ 2,614   $ 1,483
                                               =======   =======

      No deferred tax asset valuation allowances were considered to be necessary at December 31, 1996 or 1995.

                        TPC CORPORATION AND SUBSIDIARIES

(12)  RELATED PARTY TRANSACTIONS

      In addition to the advances made to its equity affiliate, MHP (see Note
3), TPC receives natural gas storage services from MHP and in turn, provides certain administrative, financial and other services to MHP. Storage fees paid by TPC to MHP are at contractual rates which are comparable to those rates reflected in MHP's third party storage contracts and amounted to $3,177,000 and $1,888,000 in the years ended December 31, 1996 and 1995, respectively. Charges for services provided by TPC to MHP are based substantially upon contracts approved by TPC and MHP and are meant to approximate the market rate for such services. Contracts covering a substantial portion of such services were cancelled by mutual agreement between TPC and MHP effective July 1, 1996 and the TPC employees who were previously involved in providing these services to MHP became employees of MHP at that date. The aggregate charges for contractual services provided by TPC to MHP in the years ended December 31, 1996 and 1995 were as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                                        1996    1995
                                                                                       ------  ------
                                                                                       (IN THOUSANDS)
Services provided to MHP which were continued subsequent to July 1, 1996 ............  $1,641  $4,292
Services provided to MHP which were discontinued on July 1, 1996 ....................     774   1,158
                                                                                       ------  ------
                                                                                       $2,415  $5,450
                                                                                       ======  ======

      In 1991, TPC executed a Technical Cooperation Agreement with GDF Technology US, Incorporated ("GDF Tech") a wholly owned subsidiary of Gaz de France, holder of a combined total of 4,046,999 shares of TPC's Class A and Class B Common Stock (see Notes 7 and 8). The agreement granted TPC access to technology via a consulting arrangement which was renewed in 1994. Total fees incurred during 1996, 1995 and 1994 were $478,000, $426,000 and $292,000, respectively. Except for $345,000 of the 1995 fees which were capitalized, such amounts were expensed in the accompanying Consolidated Statements of Operations. The renewed technology agreement with GDF Tech expires in April 1999 and TPC anticipates that total minimum fees of approximately $1,257,000 will be expensed ratably over the remaining term of the agreement, unless the agreement should be terminated early (TPC has the right to cancel the agreement with six months notice to GDF Tech).

(13)  SEGMENT INFORMATION AND OTHER

      TPC's operations are comprised of three segments: natural gas marketing, natural gas gathering and processing and natural gas storage. There are no material intersegment sales. Operating profit for each segment includes total revenues less operating expenses (including depreciation) and segment administrative expenses, and excludes corporate administrative expense, interest expense, interest income and income taxes.

                        TPC CORPORATION AND SUBSIDIARIES

      The following table presents information relating to TPC's business segments included in its Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994:

                                                                              YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                       1996              1995              1994
                                                                     --------          --------          --------
                                                                                   (IN THOUSANDS)
Segment Revenues:
   Natural gas marketing......................................       $577,249          $286,602          $272,486
   Natural gas gathering and processing.......................         32,064            16,720            13,346
   Natural gas storage (including equity in earnings of MHP)..          7,979             8,243             8,330
                                                                     --------          --------          --------
          Total...............................................       $617,292          $311,565          $294,162
                                                                     ========          ========          ========
Segment Operating Income:
   Natural gas marketing......................................       $  5,406          $  4,034          $  6,101
   Natural gas gathering and processing.......................         13,703             5,248             3,851
   Natural gas storage........................................          4,993             3,616             1,592
                                                                     --------          --------          --------
          Total...............................................         24,102            12,898            11,544
   Corporate administrative expense...........................         (7,416)           (6,266)           (5,238)
   Interest expense...........................................        (13,386)           (6,472)           (2,063)
   Interest income............................................          2,404             1,705             1,092
   Net earnings of business transferred.......................           (782)           (1,908)             (777)
   Other income...............................................          2,584                84               705
                                                                     --------          --------          --------
     Income before income tax and extraordinary item..........       $  7,506          $     41          $  5,263
                                                                     ========          ========          ========

      Included in the natural gas marketing segment's operating income for the years ended December 31, 1996 and 1995 are reductions in the cost of gas sold of approximately $0.9 and $2.7 million as a result of favorable settlements of certain natural gas imbalance positions. These settlements were made with various producers and pipelines and covered imbalance positions through December 31, 1994 and 1993, respectively.

      The identifiable assets of TPC, by segment, at December 31, 1996 and 1995 are as follows:

                                                         DECEMBER 31,
                                                    ----------------------
                                                      1996          1995
                                                    --------      --------
                                                      (IN THOUSANDS)
Natural gas marketing ............................  $108,930      $ 66,874
Natural gas gathering and processing .............   172,423       197,178
Natural gas storage ..............................    59,938(A)    107,007(B)
                                                    --------      --------
   Total .........................................   341,291       371,059
Corporate and other ..............................     7,320         4,857
                                                    --------      --------
   Total .........................................  $348,611      $375,916
                                                    ========      ========

--------------

(A) Consists principally of investments in and advances to MHP of $49,954, at December 31, 1996.

                        TPC CORPORATION AND SUBSIDIARIES

(B) Consists principally of investments in and advances to MHP and assets of business transferred of $52,817,000 and $31,690,000, respectively, at December 31, 1995.

      Depreciation and amortization expense and capital expenditure information for each segment is as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                                  -------------   --------------    -------------
                                                                       1996              1995             1994
                                                                  ------- -----   --------- -----   -------- ----
                                                                                   (IN THOUSANDS)
Depreciation and Amortization Expense:
   Natural gas marketing......................................    $       72           $   230          $   230
   Natural gas gathering and processing.......................        10,171             6,717            6,215
   Natural gas storage........................................            10                12            1,345
                                                                  ----------           -------          -------
          Total...............................................        10,253             6,959            7,790
Corporate and other...........................................           961               695              334
                                                                  ----------           -------          -------
          Total...............................................    $   11,214           $ 7,654          $ 8,124
                                                                  ==========           =======          =======





                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                       1996             1995
                                                                                    ---------       ------------
                                                                                            (IN THOUSANDS)
Capital Expenditures:
   Natural gas marketing........................................................    $      --       $         --
   Natural gas gathering and processing.........................................        1,374            156,044
   Natural gas storage..........................................................        3,045              1,939
                                                                                    ---------       ------------
          Total.................................................................        4,419            157,983
Corporate and other.............................................................        5,063              1,092
                                                                                    ---------       ------------
          Total.................................................................    $   9,482       $    159,075
                                                                                    =========       ============


      Natural gas storage capital expenditures shown above consist principally of land acquisitions made by TPC for future storage project sites. Some such land purchases are expected to be ultimately sold by TPC to MHP, while others will likely be retained by TPC for possible non-natural gas storage projects.

      SIGNIFICANT CUSTOMERS - Significant customers are those which individually account for more than 10% of TPC's consolidated revenues. For the year ended December 31, 1996, there were no such customers. For the years ended December 31, 1995 and 1994, one natural gas marketing segment customer accounted for 11% and 14%, respectively, of consolidated revenues.

                        TPC CORPORATION AND SUBSIDIARIES

(14)  COMMITMENTS AND CONTINGENCIES

      TPC leases its corporate and certain other office space. Total office and equipment lease expense was $822,000, $721,000 and $576,000 during 1996, 1995 and 1994, respectively. Future minimum rental payments required under such office leases, as well as under two lease agreements that TPC has with MHP for natural gas storage services (see Note 12) as of December 31, 1996, are as follows:

                                                                           OFFICE AND
                                                                            EQUIPMENT        STORAGE
                                                                              LEASES         LEASES        TOTAL
                                                                           ----------       --------     --------
                                                                                        (IN THOUSANDS)
1997....................................................................     $  879         $  3,612     $  4,491
1998....................................................................        685            2,913        3,598
1999....................................................................        569            2,400        2,969
2000....................................................................        142            2,400        2,542
2001....................................................................         --            2,400        2,400
Thereafter..............................................................         --            6,300        6,300
                                                                             ------         --------     --------
Total minimum payments required.........................................     $2,275         $ 20,025     $ 22,300
                                                                             ======         ========     ========





      TPC is currently a party to several lawsuits which, in management's opinion, will not have a significant adverse affect on TPC's financial position, results of operations or cash flows. One such lawsuit involves a case filed in the U.S. District Court for the Southern District of Texas by two plaintiffs in an action against TPC and other defendants. This suit arose out of a gas gathering contract entered into by the parties in January 1989, pursuant to which the plaintiff producers delivered gas for treatment to an offshore gas gathering system which, at the time, was jointly owned by TPC and another company. The subject gathering system is now wholly owned by TPC which assumed full responsibility in connection with the acquisition of the interest previously held by the other defendant. The contract was amended in 1990 and, as amended, provided that the respective parties would make keepwhole payments to each other for any monthly disparities between the amounts of natural gas and condensate delivered by the producers into the gathering system and TPC's subsequent allocations to each producer at the redelivery points. Pursuant to the contract, TPC billed the producers for keepwhole fees commencing in 1991 and the producers paid such amounts to TPC through early 1994. Subsequently, the plaintiff producers filed this action claiming that the keepwhole payments were only to be paid in the event of a shortage at the redelivery point, but not in the event of an overdelivery unless due to misallocation among the several producers on the system.

      On July 28, 1995, the magistrate assigned by the Court issued a memorandum and recommendation granting summary judgment in favor of TPC. The memorandum extensively discussed the court's interpretation of the subject contract as being in agreement with the construction given to the contract by TPC. The magistrate found that TPC was owed the sums which it has sought in its counterclaim against the plaintiffs under the "keepwhole" provision of the contract. The plaintiffs sought review of the magistrate's rulings by the District Court. On April 25, 1996, the District Court, upon review of the same facts and circumstances, overturned the magistrate's ruling and granted partial summary judgment that the gathering contract was to be construed as requested by the plaintiffs, ordering a refund to them of approximately $1.8 million in previously paid keepwhole fees, together with as yet undetermined attorneys' fees and interest. Following the partial summary judgment, the remaining claims of the plaintiffs were dismissed by agreement of the parties (subject to the plaintiffs' ability to revive them), to permit entry of a final judgment. If a final judgment is entered consistent with the partial summary judgment, TPC intends to defend its position vigorously on appeal to the United States Court of Appeals for the Fifth Circuit, seeking reversal and rendition on several independent grounds. There are several substantial issues to be addressed on appeal which provide the basis for a reversal and remand for new trial. In management's view, based on consultation with

                        TPC CORPORATION AND SUBSIDIARIES
litigation counsel, TPC would likely prevail in such an appeal. Pending entry of a final judgment and appeal, no accrual for a loss from this litigation has been made.

(15)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



     Results of operations by quarters for the years ended December 31, 1996 and 1995 are set forth in the following table.

                                                                  QUARTER ENDED
                                              -----------------------------------------------------
                                              DECEMBER 31    SEPTEMBER 30    JUNE 30      MARCH 31
                                              -----------    ------------   ---------     ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Revenues ....................................  $ 165,828     $ 151,037      $ 155,365     $ 145,062
Operating income ............................      6,494         5,025          4,900         7,683
Net income ..................................      1,315         1,715            576         1,438

Per Common Share:
Net income ..................................  $     .07     $     .09      $     .03     $     .08

1995
Revenues ....................................  $ 108,656     $  65,452      $  70,127     $  67,330
Operating income ............................      6,795         3,101          1,024         1,978
Income (loss) before extraordinary item .....        456          (693)           316           415
Extraordinary item, net of income tax .......        207            --             --            --
Net income (loss) ...........................  $     663     $    (693)     $     316     $     415

Per Common Share:
Income (loss) before extraordinary item .....  $     .03     $    (.05)     $     .02     $     .03

Extraordinary item ..........................        .01            --             --            --
Net income (loss) ...........................  $     .04     $    (.05)     $     .02     $     .03


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There was no reported disagreement on any matter of accounting principles or procedures of financial statement disclosure in 1996 with TPC's independent public accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning executive officers of TPC is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," in reliance on General Instruction G to Form 10-K.
Information concerning the directors of TPC is presented below.

     TPC's Board of Directors is currently comprised of nine directors: Jean P. Abiteboul, Larry W. Bickle, W. J. Bowen, Bernard Brelle, Robert Cosson, Roger
L. Jarvis, Thomas M. Jenkins, Michael E. McMahon, and James S. Pignatelli. TPC's Certificate of Incorporation and by-laws provide that its directors are to be classified into three classes, with the directors in each class serving for three-year terms and until their successors are elected, except that the initial terms of the directors of TPC expired, or will expire, at the 1996, 1997 and 1998 annual meeting of the stockholders of TPC, depending upon the particular class in which each such director was placed. The terms of the persons presently serving on the Board expire at the annual meetings of stockholders for the years indicated: Messrs. Michael E. McMahon, Roger L. Jarvis and Bernard Brelle: 1997; Messrs. W. J. Bowen, James S. Pignatelli and Jean P. Abiteboul: 1998; and Messrs. Larry W. Bickle, Thomas M. Jenkins and Robert Cosson: 1999.

     JEAN P. ABITEBOUL, 45, is Vice President, Manager of the Major Projects Department of the International Division of Gaz de France. He has served as President of the United States subsidiary of Gaz de France since its formation in 1991. In addition, M. Abiteboul has acted as Chairman and Chief Executive Officer of NOVERGAZ (1994) Inc., a non-regulated gas company in Montreal, Canada, since May 1994. M. Abiteboul is a director of Northern New England Gas Corporation, Sceptre Resources Limited, and Gaz Metropolitain. M. Abiteboul has served as a director of TPC since 1991.

      LARRY W. BICKLE, 51, has been Chairman of the Board of Directors and Chief Executive Officer of TPC since December 1990. Further information regarding Mr. Bickle is provided in Item 4 "Executive Officers of the Registrant."

     W. J. BOWEN, 74, has extensive experience in the energy industry. In May 1992, Mr. Bowen retired as Chairman of the Board of Transco Energy Company after an eighteen year career. Mr. Bowen is also a director of J.B. Poindexter & Co., Inc. and has served as a director of TPC since 1994.

      BERNARD BRELLE, 44, has been head of the Tariffs and Contracts Department of the Commercial Division of Gaz de France since 1993. From 1990 to 1992 he was Regional Manager of CFM, an affiliate company of Gaz de France.
Mr. Brelle has been a director of TPC since 1995.

     ROBERT COSSON, 47, has been the President of Financial and Jurisdictional Services of Gaz de France since 1990. Mr. Cosson has been a director of TPC since 1991.

     ROGER L. JARVIS, 42, has been the Chief Executive Officer of Spinnaker Exploration, L.L.C. since December 1996. Prior thereto, Mr. Jarvis was an independent consultant and private investor, and President, Chief Executive Officer and a director of King Ranch, Inc., a privately-held company with interests in agribusinesses, oil and gas exploration and production, real estate development, and retail businesses. Mr. Jarvis has been a director of TPC since 1991.

     THOMAS M. JENKINS, 46, is Group Vice President, Treasurer and Chief Financial Officer of DPL Inc., the parent company of Dayton Power and Light Company ("DP&L"), which positions he has held since 1990. Mr. Jenkins is also Group Vice President and Chief Financial Officer of DP&L, which positions he has held since 1995. From 1990 to 1995, Mr. Jenkins was Group Vice President and Treasurer of DP&L. Mr. Jenkins has been a director of TPC since 1996.

      MICHAEL E. MCMAHON, 49, is a Managing Director of Lehman Brothers, Inc. He was a Partner of Aeneas Group, Inc., a wholly owned subsidiary of Harvard Management Company, Inc., from January 1993 to September 1994. From December 1989 through 1992, Mr. McMahon was Managing Director and co-head of the Energy & Chemicals Group of Salomon Brothers Inc. Mr. McMahon also serves as a director of Triton Energy Corporation. Mr. McMahon has been a director of TPC since 1993.

     JAMES S. PIGNATELLI, 53, has served as Senior Vice President and Chief Operating Officer of Tucson Electric since 1994. Mr. Pignatelli retired from Mission Energy Company in 1993, where he served as the President and

Chief Executive Officer. Mr. Pignatelli is a director of BWIP International and has served as a director of TPC since 1991.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

      The business and affairs of TPC are managed under the direction of the Board. The Board has responsibility for establishing broad corporate policies and for the overall performance of TPC, rather than day-to-day operating details. The Board met ten times in 1996. The Board has regularly scheduled meetings during the year and meets at other times during the year as necessary to review significant developments affecting TPC and to act on matters requiring Board approval. In 1996, each of the directors attended at least seventy-five percent of the meetings of the Board and the committees on which he served, except for Messrs. Brelle and Cosson whose attendance was below this threshold.

      BOARD COMMITTEES. The Board has five standing committees which include an Executive Committee, an Audit Committee, a Compensation Committee, a Nominating Committee and a Strategic Planning Committee. Actions taken by a committee of the Board are reported to the Board of Directors at its next meeting.

      The Executive Committee consists of five directors. Although this Committee has very broad powers, it is intended that this committee only meet to take formal action on a specific matter when it would be impracticable to call a formal meeting of the Board. The Executive Committee, and all other committees of the Board, are prohibited by TPC's by-laws from taking certain major corporate actions. The members of the Executive Committee in 1996 were Messrs. Abiteboul, Bickle, Bowen, Jarvis and Pignatelli. In 1996, there were no Executive Committee meetings.

      The Audit Committee consists of three nonemployee directors. This committee recommends the appointment of a firm of independent certified public accountants to audit the accounting records of TPC each year. It reviews with representatives of the independent public accountants the auditing arrangements and scope of the independent public accountants' examination of the accounting records, results of those audits, their fees, and any problems identified by the independent public accountants regarding internal accounting controls, together with their recommendations. It also meets with TPC's Chief Financial Officer and its Controller to review reports on the functioning of TPC's programs for compliance with its policies and procedures regarding financial reporting and internal controls. The members of the Audit Committee in 1996 were Messrs. Jarvis, Jenkins and Pignatelli. The Audit Committee met three times in 1996.

      The Compensation Committee consists of four nonemployee directors. This Committee makes recommendations to the Board of Directors as to the salaries and annual bonuses of the Chief Executive Officer and the other elected officers, and reviews the salaries of certain other senior executives. It makes recommendations to the Board of Directors regarding grants of stock options to elected and other senior executive officers and other eligible employees and consultants, and reviews guidelines for the administration of TPC's incentive compensation programs. It also reviews and makes recommendations to the Board of Directors with respect to proposed compensation or benefits plans or programs, and periodically reviews the operations of such plans or programs. The members of the Compensation Committee in 1996 were Messrs. Abiteboul, Bowen, Jarvis and McMahon. The Compensation Committee met three times in 1996.

      The Nominating Committee consists of three directors. This Committee identifies, evaluates, and nominates potential individuals to stand for election as directors of TPC as an opening on the Board occurs. The members of the Nominating Committee in 1996 were Messrs. Bickle, Cosson and Jarvis. The Nominating Committee did not meet in 1996.

      The Strategic Planning Committee consists of five directors. This Committee determines the focus of TPC's annual business plan, as well as establishes and monitors TPC's strategic goals throughout the year. The members of the Strategic Planning Committee in 1996 were Messrs. Abiteboul, Bickle, Bowen, McMahon and Pignatelli. The Strategic Planning Committee met two times in 1996.

      DIRECTOR NOMINATION PROCEDURES. The by-laws provide that nominations for election of directors by the stockholders will be made by the Board or by any stockholder entitled to vote in the election of directors generally. The by-laws require that stockholders intending to nominate candidates for election as directors deliver written notice thereof to the Secretary of TPC not later than eighty days in advance of the meeting of stockholders; provided however, that in the event that the date of the meeting is not publicly announced by TPC by an inclusion in a filing with the Securities and Exchange Commission pursuant to Section 13(a) or 14(a) of the Exchange Act, by mail, or by press release more than ninety days prior to the meeting, notice by the stockholder to be timely must be delivered to the Secretary of TPC not later than the close of business on the tenth day following the day on which such announcement of the date of the meeting was so communicated. The by-laws further require that the notice by the stockholder set forth certain information concerning such stockholder and the stockholder's nominees, including their names and addresses, a representation that the stockholder is entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, the class and number of shares of TPC's stock owned or beneficially owned by such stockholder, and such other information as would be required to be included in a proxy statement soliciting proxies for the election of the nominees of such stockholder and the consent of each nominee to serve as a director of TPC if so elected. The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with these requirements. Similar procedures prescribed by the by-laws are applicable to stockholders desiring to bring any other business before an annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

   DIRECTOR COMPENSATION

      Employee directors are not compensated for their services as a director of TPC. In 1996, each nonemployee director was paid $3,000 per quarter, $1,000 per Board meeting attended and $500 for each committee meeting attended.

      Nonemployee directors participate in both the Non-Management Director Stock Option Plan (the "1992 Director Plan") and the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Director Plan"), which were respectively adopted on February 4, 1992 and February 13, 1995. The 1992 Director Plan provides for nonqualified stock options to purchase up to 100,000 Shares, in the aggregate, by TPC's outside directors. The 1995 Director Plan provides for nonqualified stock options to purchase up to 48,000 Shares, in the aggregate, by TPC's outside directors.

      Under the 1992 Director Plan, each director, on the date of the Board meeting following his initial election to the Board, is granted an option to purchase 10,000 Shares, which option vests ratably over a five year period. Under the 1995 Director Plan, on May 15th of each year (or the first succeeding business day thereafter) each nonemployee director receives an annual option grant to purchase 2,000 Shares, which options also vest ratably over five years. The exercise price for the options granted under both the 1992 Director Plan and the 1995 Director Plan is the fair market value of TPC's Shares on the date of grant.

      The following table sets forth information with respect to the Chief Executive Officer and the other four most highly compensated executive officers of TPC (the "Named Officers") for the fiscal year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                               ANNUAL COMPENSATION             AWARDS
                                                 ----------------------------------------------------------
                                                                             OTHER ANNUAL     SHARES           ALL OTHER
                                                                             COMPENSATION      UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR    SALARY($)(1) BONUS ($)(1)    ($)(3)       OPTIONS (#) (4)    ($) (5)
                                          ----    -----------  ------------     -----       ---------------    -----------
Larry W. Bickle........................   1996      162,000     189,200           9,973         35,000          3,136
    Chairman of the Board and             1995      157,500      62,235 (2)      10,728         10,000          9,492
    Chief Executive Officer               1994      108,000     137,699          12,668         50,000         19,310

John A. Strom..........................   1996      162,000     189,200           9,973         35,000          3,136
    President                             1995      157,500      62,235 (2)      10,728         10,000          9,492
                                          1994      108,000     137,699          12,668         50,000         19,310

J. Chris Jones.........................   1996      162,000     189,200           9,973         35,000          3,566
    Senior Vice President, Chief          1995      157,500      62,235 (2)      10,728         10,000          9,492
    Operating Officer and Chief           1994      108,000     137,699          12,668         50,000         19,310
    Financial Officer

Ronald H. Benson.......................   1996       84,000     341,000           1,192         15,000          4,224
    Vice President-Corporate              1995       84,000      59,485 (2)         243            --           1,053
    Development                           1994        3,500          --              --         50,000             --


Michael E. Calderone...................   1996      106,800     147,050             685         15,000          4,199
    Vice President-Gas Marketing          1995       87,508      84,571 (2)       2,322         25,000          9,492
                                          1994       84,000      92,288           3,669         57,125          3,669



----------------

(1) Amounts include cash compensation earned and received by the Named Officers as well as amounts deferred under a 401(k) Savings Plan.

(2) A portion of each Named Officer's third quarter 1995 bonus was deferred until the first quarter of 1996. The amounts deferred for each of the Named Officers, respectively, was $105,750, $105,750, $105,750, $300,000 and $100,000.

(3) Amounts shown include car allowances paid to the Named Officers, the value of financial planning services and the payment of insurance premiums for long-term disability coverage.

(4) All options awarded in 1994, 1995 and 1996 were granted under the terms of TPC's 1994 Stock Option Plan (the "1994 Plan").

(5) Amounts shown are derived from TPC contributions to the 401(k) Savings Plan and to TPC's Employee Stock Option Plan (the "ESOP"). The respective amounts paid under each plan are shown in the following table. TPC's ESOP contributions to each of the Named Officers for 1996 will not be calculated until the second quarter of 1997.


NAME                                       YEAR                      401(K) ($)                   ESOP ($)
----                                       ----                      ---------                    -------
Larry W. Bickle                            1996                          3,136                          --
                                           1995                          2,310                       7,182
                                           1994                          2,310                      17,000

John A. Strom                              1996                          3,136                          --
                                           1995                          2,310                       7,182
                                           1994                          2,310                      17,000

J. Chris Jones                             1996                          3,566                          --
                                           1995                          2,310                       7,182
                                           1994                          2,310                      17,000

Ronald H. Benson                           1996                          4,224                          --
                                           1995                          1,053                          --
                                           1994                            --                           --

Michael E. Calderone                       1996                          4,199                          --
                                           1995                          2,310                       7,182
                                           1994                          1,785                       1,884




      The following table shows, as to the Named Officers, information about option grants in the last fiscal year. TPC does not grant any stock appreciation rights. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: a risk-free interest rate of 6.206%, expected volatility of 33%, a dividend yield of 0% and an expected option term of four years. No gain to the options is possible without an increase in stock price which will benefit all stockholders proportionately. Actual gains, if any, on option exercises and common stockholdings are dependent on the future performance of the shares of TPC's Class A Common Stock (the "Shares"). There can be no assurance that the actual realized values will not be greater or less than potential realizable values shown in this table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS
                            --------------------------------------------------------
                                            PERCENT OF
                                               TOTAL
                               SHARES         OPTIONS
                             UNDERLYING     GRANTED TO       EXERCISE OR
                               OPTIONS       EMPLOYEES       BASE PRICE   EXPIRATION            GRANT DATE
           NAME           GRANTED (#)(1)      IN 1996        ($/SH) (2)     DATE              PRESENT VALUE($)
           ----             ------------    ----------     -------------  ----------          ----------------
Larry W. Bickle...........     35,000          8.5%           8.25          5/15/06                 102,212
John A. Strom.............     35,000          8.5%           8.25          5/15/06                 102,212
J. Chris Jones............     35,000          8.5%           8.25          5/15/06                 102,212
Ronald H. Benson..........     15,000          3.7%           8.25          5/15/06                  43,805
Michael E. Calderone......     15,000          3.7%           8.25          5/15/06                  43,805



-----------------

(1) Options granted under the 1994 Plan. Options generally are nontransferable and vest ratably over four years.

(2) The exercise price is the closing market price per share of the Shares on the date of grant, as reported on the New York Stock Exchange Composite Tape.

      The following table shows aggregate fiscal year-end option values for the Named Officers. No options were exercised during the last fiscal year by any of the Named Officers. TPC does not grant any stock appreciation rights.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             YEAR-END OPTION VALUES


                                                                NUMBER OF SHARES          VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                              OPTIONS AT  YEAR-END      OPTIONS AT YEAR-END ($)(1)
                          SHARES ACQUIRED      VALUE        --------------------------  ----------------------------
          NAME               ON EXERCISE   REALIZED ($)     EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----             -------------   -----------      -----------  -------------  ------------   -------------
                               (#)
Larry W. Bickle.........        --              --            567,313        67,500      4,858,317         405,000
John A. Strom...........        --              --            567,313        67,500      4,858,317         405,000
J. Chris Jones..........        --              --            567,313        67,500      4,858,317         405,000
Ronald H. Benson........        --              --             25,000        40,000             --         135,000
Michael E. Calderone....        --              --             36,013        63,112         10,800         142,200



-----------------

(1) Based on the closing market price of $9.00 per Share as reported on the New York Stock Exchange Composite Tape for December 31, 1996. These amounts do not reflect the actual amounts, if any, which may be realized in the future upon exercise of stock options and should not be considered indicative of future stock performance.

SENIOR EXECUTIVE PERFORMANCE BONUS AND SEVERANCE PACKAGE

      Pursuant to a resolution of the TPC Board of Directors in November 1996, Messrs. Larry Bickle, John Strom and Chris Jones (the "Senior
Executives"), are entitled to receive a cash bonus upon the consummation of a change in control of TPC prior to December 31, 1997, measured by their performance in obtaining a premium to the then current market price for TPC's Shares in such a transaction.

      If the entire Company is sold for a per Share price equal to $15.50, the Senior Executives will each receive a Performance Bonus equal to two times his Base Amount (being the respective Senior Executive's base amount on the date of the consummation of the change in control as determined in accordance with Section 280G of the Internal Revenue Code of 1986, as amended (the "Code")). A per Share price between $10.50 and $15.50 will entitle each of the Senior Executives to a performance bonus equal to the interpolated value; i.e., four-tenths of their Base Amount for each dollar of per Share value between $10.50 and $15.50. For example, a per Share sales price of $12.00 results in a Performance Bonus equal to six-tenths of the Senior Executive's Base Amount. In addition thereto, if a per Share price in excess of $15.50 is received, each of the Senior Executives will be entitled to an additional one-half of the Base Amount for each dollar of Share value in excess of $15.50. If the entire Company is sold for a per Share price less than or equal to $10.50, the Senior Executives will not receive any performance bonus.

     Each Senior Executive will also be entitled to a severance payment equal to his respective Base Amount, plus the cost to continue his medical and dental health benefits for up to two years following the consummation of the transaction. The value of the benefits to be paid to any one of the Senior Executives, as a result of a change of control in TPC, shall be limited so as to escape application of the excise tax imposed on excessive change of control payments.

   CHANGE OF CONTROL AGREEMENTS

     TPC is a party to a change in control agreement (a "Change in Control Agreement") with certain officers, key employees, affiliate employees and consultants (each a "Named Executive") of TPC. Under the Change in Control Agreement, if, prior to the expiration or termination thereof, a change in control (as defined in the Change in

Control Agreement) occurs, each Named Executive would be entitled to receive
(i) a retention bonus equal to a specified multiple of their Base Amount, and
(ii) if, thereafter TPC or, in certain circumstances, the Named
Executive, terminates the Named Executive's employment and, in the case of termination by TPC "cause" (as defined in the Change in Control Agreement) for such termination does not exist, a cash severance benefit equal to a specified multiple of the Named Executive's Base Amount, as provided in the respective agreement of each Named Executive. Each Named Executive would also be entitled to COBRA continuation for a period of twenty-four months following such termination at no cost to the Named Executive. In the event that any Named Executive's receipt of all payments under the Change in Control Agreement would subject such Named Executive to the excise tax imposed by Section 4999 of the Code, then the aggregate present value of all payments to such Named Executive shall be reduced to an amount, expressed in present value, which maximizes the aggregate present value of the payment, without causing any payment to be nondeductible by TPC because of Code Section 280G, or subject the Named Executive to such excise tax. The Change in Control Agreements with the Named Executives will expire on November 8, 1997, provided however, that the term shall automatically be extended without further action by the parties for additional one year periods, unless TPC gives a Named Executive six months written notice of its intent not to extend the current term of the respective Change in Control Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   GENERAL

      The outstanding voting securities of TPC consist of 17,424,252 shares ("Shares") of Class A Common Stock and 579,963 shares of Class B Common Stock (the "Common Stock"), with approximately 3,508,818 Shares reserved for issuance pursuant to outstanding stock options granted by TPC to key employees, directors and consultants. Each Share is entitled to one vote on matters other than the election of directors, in which case the holders of the Class A Common Stock are entitled to elect two members to the Board class being elected each year, and the holder of the Class B Common Stock is entitled to elect one member to the Board class being elected each year.

   BENEFICIAL OWNERS

      The following table and the information under "Stockholders' Agreements" below describe the ownership of Shares by each person known by TPC to own beneficially more than five percent of the Shares (including any "group" as that term is used in Section 13(d) (3) of the Exchange Act). Unless otherwise indicated, to TPC's knowledge, such persons have sole voting and investment power with respect to such Shares, and all such Shares are owned beneficially and of record by the person indicated. The table reflects the ownership of such Shares (including Shares that may be acquired within sixty days of March 7, 1997) at March 7, 1997.

      Certain of the information in the following table and set forth under "Stockholders' Agreements" was taken from materials filed with the Securities and Exchange Commission by certain owners of TPC's capital stock. Certain of the stockholders identified in the following table have entered into agreements regarding the disposition and voting of their capital stock as described under "Stockholders' Agreements" which may cause certain of the parties to such agreements to be deemed to have beneficial ownership of stock subject to such agreements. All of the percentages in the following table assume that the 579,963 outstanding shares of Class B Common Stock have been converted into the same number of Shares.

                                                                                                    SHARES
                                                                                                 BENEFICIALLY
                                                                                            OWNED AT MARCH 7, 1997
                                                                                            ----------------------
                                                                                                          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                                                         NUMBER       OF CLASS
------------------------------------                                                        --------      --------
Foreign & Colonial Management Limited (1)...............................................     921,000        5.28%
    Exchange House
    Primrose Street
    London EC2A 2NY, England

Gaz de France (2).......................................................................   4,046,999       23.22%
    No. 32 Lookerman Square
    Suite L-100
    Dover, Delaware 19901

Miami Valley Leasing, Inc. (3)..........................................................   1,000,000        5.74%
    Courthouse Plaza Southwest
    Dayton, Ohio 45402

NAR Group Limited (4)...................................................................   1,546,000        8.87%
    Citco Building
    P.O. Box 662
    Wickhams Cay
    Road Town, Tortola
    British Virgin Islands




-----------------

(1) Foreign & Colonial Management Limited ("F&C") is an investment advisor wholly owned by Hypo Foreign & Colonial Management (Holdings) Limited ("Holdings"). Both of these entities are organized under the laws of the United Kingdom. F&C and Holdings share voting and dispositive power with respect to the shares indicated as beneficially owned by F&C.

(2) The Shares indicated as beneficially owned by Gaz de France ("GDF") are held of record by GDF US INCORPORATED, a Delaware corporation and an indirect wholly owned subsidiary of GDF. M. Abiteboul, a director of TPC, is President of GDF US INCORPORATED. These shares include 579,963 Shares issuable upon conversion of the Class B Shares now owned by GDF.

(3) Miami Valley Leasing, Inc., an Ohio corporation ("Miami Valley"), is a wholly owned subsidiary of DPL Inc. ("DPL"), also an Ohio corporation. DPL is also the parent company of Dayton Power & Light Company ("DP&L"), an Ohio corporation engaged in the business of generating, transmitting and selling electric energy and distributing natural gas in the State of Ohio. Mr. Thomas Jenkins is an officer of both DPL and DP&L, however, Mr. Jenkins disclaims any beneficial ownership to the Shares owned by Miami Valley.

(4) The Shares beneficially owned by NAR Group Limited ("NAR") are owned of record by Intercontinental Mining & Resources Incorporated, a British Virgin Islands company and a wholly owned subsidiary of NAR. NAR is a private investment holding company that is a joint venture between the family of Mr. Alan Quasha, and Compagnie Financiere Richemont A.G., a Swiss public company engaged in the tobacco, luxury goods, and other businesses.

   STOCKHOLDERS' AGREEMENTS

      Effective June 14, 1991, TPC sold an aggregate of 565,065 Class B Shares, and preferred shares that are no longer outstanding, to GDF and certain other entities (which certain other entities no longer own any such shares). In connection with this transaction, Phemus Corporation, Intercontinental Mining & Resources Incorporated, a wholly owned subsidiary of NAR Group Limited, and another company that has since sold its Shares, entered into a stockholders' agreement with GDF ("Stockholders' Agreement"). The Stockholders' Agreement provides, among other things, that so long as such stockholders own Shares, they will consult with GDF regarding the nomination of two directors to be elected by holders of the Shares. Such nominees must also be acceptable to TPC. Messrs. Jarvis and Pignatelli serve on TPC's Board in accordance with this arrangement.

      By letter agreement dated June 12, 1991, TPC agreed with the holders of the Class B Common Stock that if TPC granted any additional options under TPC's 1991 Stock Option Plan (the "1991 Plan") or sold any of the 375,000 Shares held in treasury on that date, TPC would issue additional shares of Class B Common Stock to the holders of such stock equal to five percent of the options granted or treasury stock sold. Pursuant to this agreement and in connection with the grant of additional options under the 1991 Plan, TPC issued 9,079 additional shares of Class B Common Stock in 1992, 5,819 additional shares of Class B Common Stock in 1993 and no additional shares of Class B Common Stock in 1994, 1995 or 1996.

   MANAGEMENT

      The table below describes the ownership of Shares by (i) each director of TPC, (ii) the Chief Executive Officer and each of the four most highly compensated executive officers of TPC, and (iii) all officers and directors of TPC as a group. Unless otherwise indicated, to TPC's knowledge, such persons have sole voting and investment power with respect to such shares and all such shares are owned beneficially and of record by the person indicated. The table reflects the ownership of such Shares (including Shares that may be acquired within sixty days after March 7, 1997) at March 7, 1997.

      Certain of the information in the following table was taken from materials filed with the Securities and Exchange Commission by certain owners of TPC's capital stock. All of the percentages in the following table assume that the 579,963 shares of Class B Common Stock have been converted into the same number of Shares.




                                                                                                     SHARES
                                                                                                  BENEFICIALLY
                                                                                             OWNED AT MARCH 7, 1997
                                                                                             ----------------------
                                                                                                          PERCENT
           NAME AND ADDRESS OF BENEFICIAL OWNER                                               NUMBER      OF CLASS
           -------------------------------------                                             ---------    ---------
Larry W. Bickle (1)......................................................................      580,293       3.2%
John A. Strom (1).........................................................................     732,642       4.1%
J. Chris Jones (1)........................................................................     634,140       3.5%
Ronald H. Benson (1)......................................................................      27,700       0.2%
Michael E. Calderone (1)..................................................................      39,602       0.2%
Jean P. Abiteboul (2) (4).................................................................       8,400        *
W. J. Bowen (3)...........................................................................       9,400        *
Bernard Brelle (2) (4)....................................................................       2,400        *
Robert Cosson (2) (4).....................................................................       8,400        *
Roger L. Jarvis (2).......................................................................       8,400        *
Thomas M. Jenkins (2)(5)..................................................................           -        -
Michael E. McMahon (2)....................................................................         400        *
James S. Pignatelli (3)...................................................................       8,900        *
All officers and directors as a group
   (nineteen  persons including those listed above) (6) ..................................   2,411,319      12.5%



-----------------
*  Less than 0.1%.

(1) Shares shown as beneficially owned by Messrs. Bickle, Strom, Jones, Benson, and Calderone include 567,313, 567,313, 567,313, 25,000 and
      36,013 Shares, respectively, which each of them has the right to acquire within sixty days after March 7, 1997, through the exercise of stock options.

(2) All Shares shown as beneficially owned are Shares which the named director has the right to acquire within sixty days after March 7, 1997, through the exercise of stock options.

(3) Shares shown as beneficially owned by Messrs. Bowen and Pignatelli include 5,000 and 500 Shares, respectively, and the right to acquire 4,400 and 8,400 Shares, respectively, within sixty days after March 7, 1997, through the exercise of stock options.

(4) Messrs. Abiteboul, Brelle and Cosson are affiliated with GDF, which beneficially owns 4,046,999 Shares, including 579,963 Shares issuable upon conversion of the Class B Shares now owned by GDF.

(5)   See footnote (3) to the table on page 57.

(6) Shares shown as beneficially owned by the officers and directors of TPC as a group include 1,929,716 Shares which such officers and directors have the right to acquire within sixty days after March 7, 1997, through the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      RELATIONSHIP WITH MHP. In December 1994, TPC formed Market Hub Partners, Inc. and Market Hub Partners, L.P. (collectively referred to as Market Hub Partners or MHP) with subsidiaries of NIPSCO Industries, Inc., New Jersey Resources Corporation, DPL Inc., and Public Service Enterprise Group, Incorporated. Subsidiaries of TPC and these four companies own the stock of Market Hub Partners, Inc., the 1% general partner of Market Hub Partners, L.P., and are the limited partners of Market Hub Partners. MHP owns and operates two natural gas market centers located in Texas and Louisiana and it is anticipated that MHP will construct, own and operate three such additional natural gas market centers.

      Miami Valley Leasing, Inc. ("Miami Valley"), is a wholly owned subsidiary of DPL Inc. ("DPL") and the beneficial owner of 5.74% of TPC's Shares as of March 7, 1997. Miami Valley Hub Partners, Inc., a wholly owned subsidiary of Miami Valley, is a stockholder of MHP's corporate general partner and a limited partner of MHP. Mr. Thomas M. Jenkins, a director of TPC, is an officer of DPL.

      DPL is also the parent company of Miami Valley Resources, Inc., an Ohio corporation ("MVR"), which entered into a storage contract with MHP in September 1995 for storage services at MHP's Egan facility in Louisiana. The contract provides MVR with firm monthly withdrawal and injection capacity, with a term that expires in March 1999. The demand charges payable to MHP for the full term of the contract are estimated to be $792,000. The commodity charges payable to MHP under the contract are not currently estimable, as they will depend upon MVR's actual usage of the storage facility. The demand charges and the commodity charges under this contract are comparable with the demand and commodity charges included in storage contracts between MHP and nonaffiliated parties.

      RELATIONSHIP WITH GDF. In 1991, TPC entered into a Technical Cooperation Agreement with GDF Technology U.S. Incorporated ("GDF Tech"), a wholly owned subsidiary of GDF, a holder of 3,467,036 Shares and 579,963 Class B Shares. The Agreement granted TPC access to technology under a consulting arrangement which was renewed in 1994. In 1996, TPC paid $366,000 in fees to GDF Tech under this Agreement. The renewed technology agreement with GDF Tech expires in April 1999, and may be terminated by TPC at any time upon six months' notice. TPC anticipates that total minimum fees of approximately $1,257,000 will be expensed ratably over the remaining term of the agreement.

      RELATIONSHIP WITH LEHMAN BROTHERS, INC. In November 1996, the Board retained Lehman Brothers, Inc. to assist it in exploring strategic alternatives for increasing shareholder value, including the possible sale or merger of all or part of TPC. Assuming the successful completion of a change in control of TPC, Lehman Brothers will receive a fee from TPC for its services. Mr. McMahon, a director of TPC since 1993, is a managing director of Lehman Brothers. As a result of a change in control of TPC, the vesting of Mr. McMahon's two stock option grants, to acquire a total of 4,000 Shares, will be accelerated.

   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires TPC's directors and executive officers, and persons who own more than ten percent of a registered class of TPC's equity securities, to file reports of ownership and changes in ownership of shares of TPC's stock with the Securities and Exchange Commission. Directors, officers and greater than ten percent stockholders are required by the Securities and Exchange Commission Regulations to furnish TPC with copies of all Section 16(a) reports they file. Based on TPC's review of the copies of such reports received by it, and written representations from certain reporting persons that no Form 5s were required for those persons, TPC believes that, from January 1 through December 31, 1996, its directors, officers and greater than ten percent stockholders complied with all applicable filing requirements of Section 16(a), with the exceptions of Messrs. Jarvis and Jenkins.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a).  The following documents are filed as part of this report:

1.   FINANCIAL STATEMENTS

Report of Independent Public Accountants...........................................................         29
Consolidated Balance Sheets as of December 31, 1996 and 1995.......................................         30
Consolidated Statements of Operations for the three years ended December 31, 1996..................         32
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1996........         33
Consolidated Statements of Cash Flows for the three years ended December 31, 1996..................         34
Notes to Consolidated Financial Statements.........................................................         35

2.   FINANCIAL STATEMENT SCHEDULES

      None

3.   EXHIBITS

      The following exhibits are included:

EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
   2.1      -   Purchase and Sale Agreement by and among Seagull Energy
                Corporation, Amoco Gas Company, Houston Pipeline Company, Enron
                Gas Processing Company and Mantaray Pipeline Company as
                Sellers, Seahawk Gathering and Liquids Company as Buyer, and
                Tejas Power Corporation ("TPC") as Guarantor, dated July 28,
                1995 (incorporated by reference to Exhibit 2.1 to Tejas Power
                Corporation's Current Report on Form 8-K dated September 28,
                1995 for an event occurring on September 25, 1995).

   2.2      -   First Amendment to Purchase and Sale Agreement dated September
                25, 1995 (incorporated by reference to Exhibit 2.2 to Tejas
                Power Corporation's Current Report on Form 8-K dated September
                28, 1995 for an event occurring on September 25, 1995).

   3.1      -   Amended and Restated Certificate of Incorporation of Tejas
                Power Corporation, together with a Certificate of Correction thereto (incorporated by reference to Exhibit 3.3.1 to E-Z
                Serve Corporation's and Tejas Power Corporation's Registration
                Statement, Registration No. 33-37141).

   3.2      -   Certificate of Designation, Preferences and Rights of Series A,
                8% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Tejas Power Corporation's
                Registration Statement, Registration No. 33-42302).

   3.3      -   Certificate of Correction to Certificate of Designation,
                Preferences and Rights of Series A, 8% Cumulative Convertible
                Preferred Stock (incorporated by reference to Exhibit 3.2.1 to
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-42302).

   3.4      -   Certificate of Designation, Preferences, and Rights of Series
                A, Class B Common Stock (incorporated be reference to Exhibit
                3.3 to Tejas Power Corporation's Registration Statement,
                Registration No. 33-42302).

   3.5      -   Certificate of Correction to Certificate of Designation,
                Preferences, and Rights of Series A, Class B Common Stock
                (incorporated by reference to Exhibit 3.3.1 to Tejas Power
                Corporation's Registration Statement, Registration No.
                33-42302).

   3.6      -   Certificate of Designation, Preferences, and Rights of the
                Series B Preferred Stock of Tejas Power Corporation
                (incorporated by reference to Exhibit 4.2 to E-Z Serve
                Corporation's and Tejas Power Corporation's Registration
                Statement, Registration No. 33-37141).

   3.7      -   Certificate of Correction to Certificate of Designation,
                Preferences, and Rights of Series A, 8% Cumulative Convertible
                Preferred Stock (incorporated by reference to Exhibit 3.7 to
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-55578).

   3.8      -   Amended and Restated Certificate of Incorporation of Tejas
                Power Corporation (incorporated by reference to Exhibit 3.3.1 of Tejas Power Corporation's Registration Statement No.
                33-37141).

   3.9      -   Bylaws of Tejas Power Corporation, as amended (incorporated by reference to Exhibit 3.4 to E-Z Serve Corporation's and Tejas
                Power Corporation's Registration Statement, Registration No.
                33-37141).

   3.10     -   Bylaws of Tejas Power Corporation, as amended and restated
                (incorporated by reference to Exhibit 3.5.1 to Tejas Power
                Corporation's Registration Statement, Registration No.
                33-42302).

  *3.11     -   Amended and Restated Certificate of Incorporation of TPC
                Corporation.

EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
   4.1      -   Term Facility Credit Agreement among TPC, ING Capital
                individually as a Facility A Term Lender and as a Facility B
                Term Lender, and as Term Agent, certain institutions as
                Facility A Term Lenders and certain institutions as Facility B
                Term Lenders, dated September 25, 1995 (incorporated by
                reference to Exhibit 4.1 to Tejas Power Corporation's Current
                Report on Form 8-K dated September 28, 1995 for an event
                occurring on September 25, 1995).

   4.2      -   Bridge Facility Credit Agreement among TPC, ING Capital
                individually as a Bridge Lender and as Bridge Agent and certain institutions as Bridge Lenders, dated September 25, 1995
                (incorporated by reference to Exhibit 4.2 to Tejas Power
                Corporation's Current Report on Form 8-K dated September 28,
                1995 for an event occurring on September 25, 1995).

   4.3      -   First Restated Credit Agreement among ING Capital as agent and certain institutions as Lenders, dated September 25, 1995
                (incorporated by reference to Exhibit 4.3 to Tejas Power
                Corporation's Current Report on Form 8-K dated September 28,
                1995 for an event occurring on September 25, 1995).

   4.4      -   Amendment to Note Agreement of March 15, 1994 among TPC and the purchasers named therein, dated as of September 25, 1995
                (incorporated by reference to Exhibit 4.4 to Tejas Power
                Corporation's Current Report on Form 8-K dated September 28,
                1995 for an event occurring on September 25, 1995).

   4.5      -   Second Amendment to First Restated Credit Agreement dated
                as of December 28, 1995, by and among Tejas Power Corporation,
                ING Capital and CIBC, Inc.

  *4.6      -   Third Amendment to First Restated Credit Agreement dated as of
                October 30, 1996, by and among TPC Corporation, Internationale
                Nederlanden (U.S.) Capital Corporation, as Agent, CIBC, Inc.,
                as Co-Agent, and the Lenders under the Credit Agreement.

  *4.7      -   Fourth Amendment to Term Facility Credit Agreement dated as of
                October 30, 1996, by and among TPC Corporation, Internationale
                Nederlanden (U.S.) Capital Corporation, as Term Agent, and the
                Term Lenders under the Original Term Agreement.

  *4.8      -   Amendment to Note Agreement dated as of November 15, 1996
                between TPC Corporation, Massachusetts Mutual Life Insurance
                Company and The Travelers Insurance Company.

    9       -   Stockholders Agreement dated as of June 12, 1991, among Tejas
                Power Corporation, GDF US INCORPORATED, Aeneas Venture
                Corporation, Traco International, N.V., and Intercontinental
                Mining & Resources Incorporated (incorporated by reference to
                Exhibit 9.1 to Tejas Power Corporation's Registration
                Statement, Registration No. 33-42302).

   10.1     -   Joint Venture Agreement among Tejas Power Corporation and
                Transco Offshore Gathering Company and Amerada Hess Corporation
                dated February 29, 1988 (incorporated by reference to Exhibit
                10.15 to Harken Energy Corporation's Annual Report on Form 10-K
                for fiscal year ended December 31, 1989).

   10.2     -   Tax Sharing Agreement among Harken Energy Corporation and
                certain subsidiaries of Harken Energy Corporation (incorporated by reference to Exhibit 10.53 to E-Z Serve Corporation's and
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-37141).

   10.3     -   Master Intercompany Agreement between Harken Energy Corporation and Tejas Power Corporation (incorporated by reference to
                Exhibit 10.55 to E-Z Serve Corporation's and Tejas Power
                Corporation's Registration Statement, Registration No.
                33-37141).

EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
   10.4     -   Litigation, Indemnification and Contribution Agreement between
                Harken Energy Corporation and Tejas Power Corporation
                (incorporated by reference to Exhibit 10.57 to E-Z Serve
                Corporation's and Tejas Power Corporation's Registration
                Statement, Registration No. 33-37141).

   10.5     -   Tejas Power Corporation 1991 Stock Option Plan (incorporated by reference to Exhibit 4.14 to Tejas Power Corporation's
                Registration Statement, Registration No. 33-98924).

   10.6     -   Stockholders Agreement dated as of June 12, 1991, between Tejas
                Power Corporation, GDF US INCORPORATED, Aeneas Venture
                Corporation, Traco International, N.V., and Intercontinental
                Mining & Resources Incorporated (incorporated by reference to
                Exhibit 9 to Tejas Power Corporation's Registration Statement,
                Registration No. 33-42302).

   10.7     -   Letter dated June 12, 1991, from Tejas Power Corporation to GDF
                US INCORPORATED, Francarep, Inc., and Petrorep, Inc. relating to obligation to issue additional shares of Class B Common
                Stock, $0.01 par value per share (incorporated by reference to
                Exhibit 10.26 to Tejas Power Corporation's Registration
                Statement, Registration No. 33-42302).

   10.8     -   Gas Storage Contract effective as of November 1, 1991, between
                Moss Bluff Gas Storage Systems and Channel Industries Gas
                Company regarding intrastate service (incorporated by reference to Exhibit 10.31 to Tejas Power Corporation's Registration
                Statement, Registration No. 33-42302).

   10.9     -   Gas Storage Contract effective as of November 1, 1991, between
                Moss Bluff Gas Storage Systems and Channel Industries Gas
                Company regarding interstate service (incorporated by reference to Exhibit 10.32 to Tejas Power Corporation's Registration
                Statement, Registration No. 33-42302).

  10.10     -   Purchase and Sale Agreement effective as of June 1, 1991,
                between Moss Bluff Gas Storage Systems and Channel Industries
                Gas Company (incorporated by reference to Exhibit 10.33 to
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-42302).

  10.11     -   Assignment and Bill of Sale effective as of June 1, 1991,
                between Moss Bluff Gas Storage Systems and Channel Industries
                Gas Company (incorporated by reference to Exhibit 10.34 to
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-42302).

  10.12     -   Operating Agreement effective as of June 1, 1991, between Moss
                Bluff Gas Storage Systems and Channel Industries Gas Company
                (incorporated by reference to Exhibit 10.35 to Tejas Power
                Corporation's Registration Statement, Registration No.
                33-42302).

  10.13     -   Amendment to Gas Transport Agreement effective as of June 1,
                1991, between Tejas Power Corporation and Channel Industries
                Gas Company (incorporated by reference to Exhibit 10.36 to
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-42302).

  10.14     -   Tejas Power Corporation 401(k) Savings Plan (incorporated by reference to Exhibit 10.37 to Tejas Power Corporation's
                Registration Statement, Registration No. 33-42302).

  10.15     -   Firm Gas Storage Contract effective as of November 1, 1991, between Moss Bluff as Storage Systems and Northern Indiana
                Public Service Company regarding interstate service
                (incorporated by reference to Exhibit 10.37 to Tejas Power
                Corporation's Annual Report on Form 10-K for fiscal year ended
                December 31, 1991).


EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
  10.16     -   Firm Gas Storage Contract effective as of November 1, 1991, between Moss Bluff Gas Storage Systems and Northern Indiana
                Public Service Company regarding intrastate service
                (incorporated by reference to Exhibit 10.38 to Tejas Power
                Corporation's Annual Report on Form 10-K for fiscal year ended
                December 31, 1991).

  10.17     -   Gas Purchase Contract effective as of November 1, 1991, between
                Tejas Power Corporation and Northern Indiana Public Service
                Company (incorporated by reference to Exhibit 10.39 to Tejas
                Power Corporation's Annual Report on Form 10-K for fiscal year ended December 31, 1991).

  10.18     -   Performance Guaranty Agreement dated November 14, 1991, by
                Tejas Power Corporation in favor of Northern Indiana Public
                Service Company (incorporated by reference to Exhibit 10.40 to
                Tejas Power Corporation's Annual Report on Form 10-K for fiscal year ended December 31, 1991).

  10.19     -   Letter Agreement dated November 14, 1991, between Moss Bluff
                Gas Storage Systems and Northern Indiana Public Service Company
                regarding financing contingencies (incorporated by reference to
                Exhibit 10.41 to Tejas Power Corporation's Annual Report on
                Form 10-K for fiscal year ended December 31, 1991).

  10.20     -   Letter Agreement dated November 14, 1991, between Tejas Power
                Corporation and Northern Indiana Public Service Company
                regarding operational imbalances (incorporated by reference to
                Exhibit 10.42 to Tejas Power Corporation's Annual Report on
                Form 10-K for fiscal year ended December 31, 1991).

  10.21     -   Form of Gas Gathering, Separation, Dehydration and Redelivery
                Service agreement by and between TPC Services, Inc., and
                Anadarko Petroleum Corporation, Seagull Energy Exploration &
                Production, Inc., Union Pacific Resources Company, Wolverine
                Exploration Company, and Energy Service Company (incorporated by reference to Exhibit 10.43 to Tejas Power Corporation's
                Annual Report on Form 10-K for fiscal year ended December 31,
                1991).

  10.22     -   Credit Agreement, dated as of November 2, 1992, among Moss
                Bluff Gas Storage Systems and the Banque Indosuez, New York
                Branch, individually and as agent (incorporated by reference to
                Exhibit 10.58 to Tejas Power Corporation's Registration
                Statement, Registration No. 33-55578).

  10.23     -   Tejas Power Corporation Employee Stock Ownership Plan and Trust
                (incorporated by reference to Exhibit 10.37 to Tejas Power
                Corporation's Annual Report on Form 10-K for fiscal year ended
                December 31, 1992).

  10.24     -   Purchase Agreement By and Between MB Acquisition Corporation,
                Tejas Power Corporation, Moss Bluff Gas Storage Company, Inc.,
                Phibro Gas Properties, Inc., and Phibro Energy USA, Inc. dated
                July 30, 1993 (incorporated by reference to Exhibit 2 to Tejas
                Power Corporation's Current Report of Form 8-K dated October
                15, 1993 for an event occurring on October 1, 1993).

  10.25     -   Purchase Agreement between MB Acquisition Corporation and CMS
                Gulf Coast Storage Company, dated March 11, 1994 (incorporated by reference to Exhibit 2 to Tejas Power Corporation's Current
                Report on Form 8-K dated March 25, 1994 for an event occurring on March 11, 1994).

  10.26     -   Letter dated March 30, 1994, from GDF US Incorporated to Tejas
                Power Corporation (incorporated by reference to Exhibit 7.9 to
                Tejas Power Corporation's Current Report on Form 8-K dated
                April 15, 1994 for an event occurring on March 31, 1994).


EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
  10.27     -   Agreement of Limited Partnership of Market Hub Partners, L.P.
                dated as of December 15, 1994 (incorporated by reference to
                Exhibit 1 to Tejas Power Corporation's Current Report on Form
                8-K dated January 4, 1995 for an event occurring on December
                21, 1994).

  10.28     -   Formation Agreement dated as of December 20, 1994 by and
                between Tejas Power Corporation, Market Hub Partners, L.P. and
                the MHP subsidiaries (incorporated by reference to Exhibit 2 to
                Tejas Power Corporation's Current Report on Form 8-K dated
                January 4, 1995 for an event occurring on December 21, 1994).

   10.29    -   Technical Cooperation Agreement dated as of April 1, 1994, between Tejas Power Corporation and GDF Technology US
                Incorporated.

   10.30    -   Tejas Power Corporation Non-Management Directors Stock Option
                Plan (incorporated by reference to Exhibit 4.13 to Tejas Power
                Corporation's Registration Statement, Registration No.
                33-98924).

   10.31    -   Tejas Power Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 4.15 to Exhibit 4.15 to Tejas Power
                Corporation's Registration Statement, Registration No.
                33-98924).

   10.32    -   Tejas Power Corporation 1995 Stock Option Plan for Non-Employee
                Directors (incorporated by reference to Exhibit 4.16 to Exhibit
                4.15 to Tejas Power Corporation's Registration Statement,
                Registration No. 33-98924).

  *11       -   Computation of Earnings Per Share

  *21       -   Subsidiaries of TPC Corporation

  *23.1     -   Consent of Arthur Andersen LLP

  *24       -   Power of Attorney

  *27       -   Financial Data Schedule

  *99       -   Financial Statements of Market Hub Partners

                Report of Independent Public Accountants

                Combined Balance Sheets as of December 31, 1996 and 1995

                Combined Statements of Operations for the two years ended
                December 31, 1996 and for the period from inception (December
                21, 1994) to December 31, 1994

                Combined Statements of Capital for the two years ended December
                31, 1996 and for the period from inception (December 21, 1994)
                to December 31, 1994

                Combined Statements of Cash Flows for the two years ended
                December 31, 1996 and for the period from inception (December
                21, 1994) to December 31, 1994

                Notes to Combined Financial Statements

---------------

*    Filed herewith

     (b) Reports on Form 8-K

         None

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TPC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1997.


                                                    TPC CORPORATION
                                                      (Registrant)




                                          By:     /s/ LARRY W. BICKLE
                                              ---------------------------------
                                                      LARRY W. BICKLE
                                              CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                                       AND DIRECTOR

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TPC Corporation and in the capacities indicated on March 10, 1997:

    SIGNATURES                                    TITLE
    ----------                                    -----
/s/ LARRY W. BICKLE            Chairman and Chief Executive Officer (Principal
-------------------------        Executive Officer)
    Larry W. Bickle

/s/ J. CHRIS JONES             Senior Vice President and Chief Operating and
-------------------------        Financial Officer (Principal Financial Officer)
    J. Chris Jones

/s/ D. HUGHES WATLER, JR.      Corporate Controller (Principal Accounting
-------------------------        Officer)
    D. Hughes Watler, Jr.

      D. Hughes Watler, Jr., pursuant to powers of attorney which are being filed with this annual report on Form 10-K, has signed below on March 10, 1997, as attorney-in-fact for the following directors of the Registrant, constituting a majority of the Registrant's Board of Directors:

      Jean P. Abiteboul                       Roger L. Jarvis
      Bernard Brelle                          Thomas M. Jenkins
      W. Jack Bowen                           Michael E. McMahon
      Robert Cosson                           James S. Pignatelli





                                            /s/ D. HUGHES WATLER, JR.
                                            -------------------------
                                              D. Hughes Watler, Jr.

                                 EXHIBIT INDEX

EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
   2.1      -   Purchase and Sale Agreement by and among Seagull Energy
                Corporation, Amoco Gas Company, Houston Pipeline Company, Enron
                Gas Processing Company and Mantaray Pipeline Company as
                Sellers, Seahawk Gathering and Liquids Company as Buyer, and
                Tejas Power Corporation ("TPC") as Guarantor, dated July 28,
                1995 (incorporated by reference to Exhibit 2.1 to Tejas Power
                Corporation's Current Report on Form 8-K dated September 28,
                1995 for an event occurring on September 25, 1995).

   2.2      -   First Amendment to Purchase and Sale Agreement dated September
                25, 1995 (incorporated by reference to Exhibit 2.2 to Tejas
                Power Corporation's Current Report on Form 8-K dated September
                28, 1995 for an event occurring on September 25, 1995).

   3.1      -   Amended and Restated Certificate of Incorporation of Tejas
                Power Corporation, together with a Certificate of Correction thereto (incorporated by reference to Exhibit 3.3.1 to E-Z
                Serve Corporation's and Tejas Power Corporation's Registration
                Statement, Registration No. 33-37141).

   3.2      -   Certificate of Designation, Preferences and Rights of Series A,
                8% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Tejas Power Corporation's
                Registration Statement, Registration No. 33-42302).

   3.3      -   Certificate of Correction to Certificate of Designation,
                Preferences and Rights of Series A, 8% Cumulative Convertible
                Preferred Stock (incorporated by reference to Exhibit 3.2.1 to
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-42302).

   3.4      -   Certificate of Designation, Preferences, and Rights of Series
                A, Class B Common Stock (incorporated be reference to Exhibit
                3.3 to Tejas Power Corporation's Registration Statement,
                Registration No. 33-42302).

   3.5      -   Certificate of Correction to Certificate of Designation,
                Preferences, and Rights of Series A, Class B Common Stock
                (incorporated by reference to Exhibit 3.3.1 to Tejas Power
                Corporation's Registration Statement, Registration No.
                33-42302).

   3.6      -   Certificate of Designation, Preferences, and Rights of the
                Series B Preferred Stock of Tejas Power Corporation
                (incorporated by reference to Exhibit 4.2 to E-Z Serve
                Corporation's and Tejas Power Corporation's Registration
                Statement, Registration No. 33-37141).

   3.7      -   Certificate of Correction to Certificate of Designation,
                Preferences, and Rights of Series A, 8% Cumulative Convertible
                Preferred Stock (incorporated by reference to Exhibit 3.7 to
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-55578).

   3.8      -   Amended and Restated Certificate of Incorporation of Tejas
                Power Corporation (incorporated by reference to Exhibit 3.3.1 of Tejas Power Corporation's Registration Statement No.
                33-37141).

   3.9      -   Bylaws of Tejas Power Corporation, as amended (incorporated by reference to Exhibit 3.4 to E-Z Serve Corporation's and Tejas
                Power Corporation's Registration Statement, Registration No.
                33-37141).

   3.10     -   Bylaws of Tejas Power Corporation, as amended and restated
                (incorporated by reference to Exhibit 3.5.1 to Tejas Power
                Corporation's Registration Statement, Registration No.
                33-42302).

  *3.11     -   Amended and Restated Certificate of Incorporation of TPC
                Corporation.

EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
   4.1      -   Term Facility Credit Agreement among TPC, ING Capital
                individually as a Facility A Term Lender and as a Facility B
                Term Lender, and as Term Agent, certain institutions as
                Facility A Term Lenders and certain institutions as Facility B
                Term Lenders, dated September 25, 1995 (incorporated by
                reference to Exhibit 4.1 to Tejas Power Corporation's Current
                Report on Form 8-K dated September 28, 1995 for an event
                occurring on September 25, 1995).

   4.2      -   Bridge Facility Credit Agreement among TPC, ING Capital
                individually as a Bridge Lender and as Bridge Agent and certain institutions as Bridge Lenders, dated September 25, 1995
                (incorporated by reference to Exhibit 4.2 to Tejas Power
                Corporation's Current Report on Form 8-K dated September 28,
                1995 for an event occurring on September 25, 1995).

   4.3      -   First Restated Credit Agreement among ING Capital as agent and certain institutions as Lenders, dated September 25, 1995
                (incorporated by reference to Exhibit 4.3 to Tejas Power
                Corporation's Current Report on Form 8-K dated September 28,
                1995 for an event occurring on September 25, 1995).

   4.4      -   Amendment to Note Agreement of March 15, 1994 among TPC and the purchasers named therein, dated as of September 25, 1995
                (incorporated by reference to Exhibit 4.4 to Tejas Power
                Corporation's Current Report on Form 8-K dated September 28,
                1995 for an event occurring on September 25, 1995).

   4.5      -   Second Amendment to First Restated Credit Agreement dated
                as of December 28, 1995, by and among Tejas Power Corporation,
                ING Capital and CIBC, Inc.

  *4.6      -   Third Amendment to First Restated Credit Agreement dated as of
                October 30, 1996, by and among TPC Corporation, Internationale
                Nederlanden (U.S.) Capital Corporation, as Agent, CIBC, Inc.,
                as Co-Agent, and the Lenders under the Credit Agreement.

  *4.7      -   Fourth Amendment to Term Facility Credit Agreement dated as of
                October 30, 1996, by and among TPC Corporation, Internationale
                Nederlanden (U.S.) Capital Corporation, as Term Agent, and the
                Term Lenders under the Original Term Agreement.

  *4.8      -   Amendment to Note Agreement dated as of November 15, 1996
                between TPC Corporation, Massachusetts Mutual Life Insurance
                Company and The Travelers Insurance Company.

    9       -   Stockholders Agreement dated as of June 12, 1991, among Tejas
                Power Corporation, GDF US INCORPORATED, Aeneas Venture
                Corporation, Traco International, N.V., and Intercontinental
                Mining & Resources Incorporated (incorporated by reference to
                Exhibit 9.1 to Tejas Power Corporation's Registration
                Statement, Registration No. 33-42302).

   10.1     -   Joint Venture Agreement among Tejas Power Corporation and
                Transco Offshore Gathering Company and Amerada Hess Corporation
                dated February 29, 1988 (incorporated by reference to Exhibit
                10.15 to Harken Energy Corporation's Annual Report on Form 10-K
                for fiscal year ended December 31, 1989).

   10.2     -   Tax Sharing Agreement among Harken Energy Corporation and
                certain subsidiaries of Harken Energy Corporation (incorporated by reference to Exhibit 10.53 to E-Z Serve Corporation's and
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-37141).

   10.3     -   Master Intercompany Agreement between Harken Energy Corporation and Tejas Power Corporation (incorporated by reference to
                Exhibit 10.55 to E-Z Serve Corporation's and Tejas Power
                Corporation's Registration Statement, Registration No.
                33-37141).

EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
   10.4     -   Litigation, Indemnification and Contribution Agreement between
                Harken Energy Corporation and Tejas Power Corporation
                (incorporated by reference to Exhibit 10.57 to E-Z Serve
                Corporation's and Tejas Power Corporation's Registration
                Statement, Registration No. 33-37141).

   10.5     -   Tejas Power Corporation 1991 Stock Option Plan (incorporated by reference to Exhibit 4.14 to Tejas Power Corporation's
                Registration Statement, Registration No. 33-98924).

   10.6     -   Stockholders Agreement dated as of June 12, 1991, between Tejas
                Power Corporation, GDF US INCORPORATED, Aeneas Venture
                Corporation, Traco International, N.V., and Intercontinental
                Mining & Resources Incorporated (incorporated by reference to
                Exhibit 9 to Tejas Power Corporation's Registration Statement,
                Registration No. 33-42302).

   10.7     -   Letter dated June 12, 1991, from Tejas Power Corporation to GDF
                US INCORPORATED, Francarep, Inc., and Petrorep, Inc. relating to obligation to issue additional shares of Class B Common
                Stock, $0.01 par value per share (incorporated by reference to
                Exhibit 10.26 to Tejas Power Corporation's Registration
                Statement, Registration No. 33-42302).

   10.8     -   Gas Storage Contract effective as of November 1, 1991, between
                Moss Bluff Gas Storage Systems and Channel Industries Gas
                Company regarding intrastate service (incorporated by reference to Exhibit 10.31 to Tejas Power Corporation's Registration
                Statement, Registration No. 33-42302).

   10.9     -   Gas Storage Contract effective as of November 1, 1991, between
                Moss Bluff Gas Storage Systems and Channel Industries Gas
                Company regarding interstate service (incorporated by reference to Exhibit 10.32 to Tejas Power Corporation's Registration
                Statement, Registration No. 33-42302).

  10.10     -   Purchase and Sale Agreement effective as of June 1, 1991,
                between Moss Bluff Gas Storage Systems and Channel Industries
                Gas Company (incorporated by reference to Exhibit 10.33 to
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-42302).

  10.11     -   Assignment and Bill of Sale effective as of June 1, 1991,
                between Moss Bluff Gas Storage Systems and Channel Industries
                Gas Company (incorporated by reference to Exhibit 10.34 to
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-42302).

  10.12     -   Operating Agreement effective as of June 1, 1991, between Moss
                Bluff Gas Storage Systems and Channel Industries Gas Company
                (incorporated by reference to Exhibit 10.35 to Tejas Power
                Corporation's Registration Statement, Registration No.
                33-42302).

  10.13     -   Amendment to Gas Transport Agreement effective as of June 1,
                1991, between Tejas Power Corporation and Channel Industries
                Gas Company (incorporated by reference to Exhibit 10.36 to
                Tejas Power Corporation's Registration Statement, Registration
                No. 33-42302).

  10.14     -   Tejas Power Corporation 401(k) Savings Plan (incorporated by reference to Exhibit 10.37 to Tejas Power Corporation's
                Registration Statement, Registration No. 33-42302).

  10.15     -   Firm Gas Storage Contract effective as of November 1, 1991, between Moss Bluff as Storage Systems and Northern Indiana
                Public Service Company regarding interstate service
                (incorporated by reference to Exhibit 10.37 to Tejas Power
                Corporation's Annual Report on Form 10-K for fiscal year ended
                December 31, 1991).


EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
  10.16     -   Firm Gas Storage Contract effective as of November 1, 1991, between Moss Bluff Gas Storage Systems and Northern Indiana
                Public Service Company regarding intrastate service
                (incorporated by reference to Exhibit 10.38 to Tejas Power
                Corporation's Annual Report on Form 10-K for fiscal year ended
                December 31, 1991).

  10.17     -   Gas Purchase Contract effective as of November 1, 1991, between
                Tejas Power Corporation and Northern Indiana Public Service
                Company (incorporated by reference to Exhibit 10.39 to Tejas
                Power Corporation's Annual Report on Form 10-K for fiscal year ended December 31, 1991).

  10.18     -   Performance Guaranty Agreement dated November 14, 1991, by
                Tejas Power Corporation in favor of Northern Indiana Public
                Service Company (incorporated by reference to Exhibit 10.40 to
                Tejas Power Corporation's Annual Report on Form 10-K for fiscal year ended December 31, 1991).

  10.19     -   Letter Agreement dated November 14, 1991, between Moss Bluff
                Gas Storage Systems and Northern Indiana Public Service Company
                regarding financing contingencies (incorporated by reference to
                Exhibit 10.41 to Tejas Power Corporation's Annual Report on
                Form 10-K for fiscal year ended December 31, 1991).

  10.20     -   Letter Agreement dated November 14, 1991, between Tejas Power
                Corporation and Northern Indiana Public Service Company
                regarding operational imbalances (incorporated by reference to
                Exhibit 10.42 to Tejas Power Corporation's Annual Report on
                Form 10-K for fiscal year ended December 31, 1991).

  10.21     -   Form of Gas Gathering, Separation, Dehydration and Redelivery
                Service agreement by and between TPC Services, Inc., and
                Anadarko Petroleum Corporation, Seagull Energy Exploration &
                Production, Inc., Union Pacific Resources Company, Wolverine
                Exploration Company, and Energy Service Company (incorporated by reference to Exhibit 10.43 to Tejas Power Corporation's
                Annual Report on Form 10-K for fiscal year ended December 31,
                1991).

  10.22     -   Credit Agreement, dated as of November 2, 1992, among Moss
                Bluff Gas Storage Systems and the Banque Indosuez, New York
                Branch, individually and as agent (incorporated by reference to
                Exhibit 10.58 to Tejas Power Corporation's Registration
                Statement, Registration No. 33-55578).

  10.23     -   Tejas Power Corporation Employee Stock Ownership Plan and Trust
                (incorporated by reference to Exhibit 10.37 to Tejas Power
                Corporation's Annual Report on Form 10-K for fiscal year ended
                December 31, 1992).

  10.24     -   Purchase Agreement By and Between MB Acquisition Corporation,
                Tejas Power Corporation, Moss Bluff Gas Storage Company, Inc.,
                Phibro Gas Properties, Inc., and Phibro Energy USA, Inc. dated
                July 30, 1993 (incorporated by reference to Exhibit 2 to Tejas
                Power Corporation's Current Report of Form 8-K dated October
                15, 1993 for an event occurring on October 1, 1993).

  10.25     -   Purchase Agreement between MB Acquisition Corporation and CMS
                Gulf Coast Storage Company, dated March 11, 1994 (incorporated by reference to Exhibit 2 to Tejas Power Corporation's Current
                Report on Form 8-K dated March 25, 1994 for an event occurring on March 11, 1994).

  10.26     -   Letter dated March 30, 1994, from GDF US Incorporated to Tejas
                Power Corporation (incorporated by reference to Exhibit 7.9 to
                Tejas Power Corporation's Current Report on Form 8-K dated
                April 15, 1994 for an event occurring on March 31, 1994).


EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
  10.27     -   Agreement of Limited Partnership of Market Hub Partners, L.P.
                dated as of December 15, 1994 (incorporated by reference to
                Exhibit 1 to Tejas Power Corporation's Current Report on Form
                8-K dated January 4, 1995 for an event occurring on December
                21, 1994).

  10.28     -   Formation Agreement dated as of December 20, 1994 by and
                between Tejas Power Corporation, Market Hub Partners, L.P. and
                the MHP subsidiaries (incorporated by reference to Exhibit 2 to
                Tejas Power Corporation's Current Report on Form 8-K dated
                January 4, 1995 for an event occurring on December 21, 1994).

   10.29    -   Technical Cooperation Agreement dated as of April 1, 1994, between Tejas Power Corporation and GDF Technology US
                Incorporated.

   10.30    -   Tejas Power Corporation Non-Management Directors Stock Option
                Plan (incorporated by reference to Exhibit 4.13 to Tejas Power
                Corporation's Registration Statement, Registration No.
                33-98924).

   10.31    -   Tejas Power Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 4.15 to Exhibit 4.15 to Tejas Power
                Corporation's Registration Statement, Registration No.
                33-98924).

   10.32    -   Tejas Power Corporation 1995 Stock Option Plan for Non-Employee
                Directors (incorporated by reference to Exhibit 4.16 to Exhibit
                4.15 to Tejas Power Corporation's Registration Statement,
                Registration No. 33-98924).

  *11       -   Computation of Earnings Per Share

  *21       -   Subsidiaries of TPC Corporation

  *23.1     -   Consent of Arthur Andersen LLP

  *24       -   Power of Attorney

  *27       -   Financial Data Schedule

  *99       -   Financial Statements of Market Hub Partners

                Report of Independent Public Accountants

                Combined Balance Sheets as of December 31, 1996 and 1995

                Combined Statements of Operations for the two years ended
                December 31, 1996 and for the period from inception (December
                21, 1994) to December 31, 1994

                Combined Statements of Capital for the two years ended December
                31, 1996 and for the period from inception (December 21, 1994)
                to December 31, 1994

                Combined Statements of Cash Flows for the two years ended
                December 31, 1996 and for the period from inception (December
                21, 1994) to December 31, 1994

                Notes to Combined Financial Statements

---------------

*    Filed herewith