Form 10-K/A
period 1996-12-31
TPC CORP
filed 1997-03-14
CIK 868576

                                                        As filed March 14, 1997
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

       X ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities
      ---                     Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1996

                                       or

         TRANSITION REPORT Pursuant to Section 13 or 15(d) of the Securities
      ---                     Exchange Act of 1934


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

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                          ANNUAL COMPENSATION                 AWARDS
                                                  ------------------------------------------------------
                                                                             OTHER ANNUAL     SHARES        ALL OTHER
                                                                             COMPENSATION   UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR   SALARY ($)(1) BONUS ($)(1)  ($) (3)     OPTIONS (#)(4)      ($) (5)
---------------------------                ----   ------------- -----------  ------------ --------------   ------------
Larry W. Bickle ..........................  1996     162,000      189,200        9,973        35,000           3,136
    Chairman of the Board and               1995     157,500       62,235 (2)   10,728        10,000           9,492
    Chief Executive Officer                 1994     108,000      137,699       12,668        50,000          19,310

John A. Strom ............................  1996     162,000      189,200        9,973        35,000           3,136
    President                               1995     157,500       62,235 (2)   10,728        10,000           9,492
                                            1994     108,000      137,699       12,668        50,000          19,310

J. Chris Jones ...........................  1996     162,000      189,200        9,973        35,000           3,566
    Senior Vice President, Chief            1995     157,500       62,235 (2)   10,728        10,000           9,492
    Operating Officer and Chief Financial   1994     108,000      137,699       12,668        50,000          19,310
    Officer

Ronald H. Benson .........................  1996      84,000      341,000        1,192        15,000           4,224
    Vice President-Corporate Development    1995      84,000       59,485 (2)      243            --           1,053
                                            1994       3,500           --           --        50,000              --

Michael E. Calderone .....................  1996     106,800      147,050          685        15,000           4,199
    Vice President-Gas Marketing            1995      87,508       84,571 (2)    2,322        25,000           9,492
                                            1994      84,000       92,288        3,669        57,125           3,669

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS
                            ---------------------------------------------------------
                                            PERCENT OF
                                               TOTAL
                               SHARES         OPTIONS
                             UNDERLYING     GRANTED TO     EXERCISE OR
                               OPTIONS       EMPLOYEES     BASE PRICE      EXPIRATION       GRANT DATE
           NAME             GRANTED(#)(1)     IN 1996       ($/SH)(2)         DATE       PRESENT VALUE($)
           ----             --------------  ----------     ------------    ----------    ----------------
Larry W. Bickle...........     35,000          8.5%           8.25          5/15/06           102,212
John A. Strom.............     35,000          8.5%           8.25          5/15/06           102,212
J. Chris Jones............     35,000          8.5%           8.25          5/15/06           102,212
Ronald H. Benson..........     15,000          3.7%           8.25          5/15/06            43,805
Michael E. Calderone......     15,000          3.7%           8.25          5/15/06            43,805

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

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             YEAR-END OPTION VALUES


                                                                NUMBER OF SHARES               VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                              OPTIONS AT YEAR-END           OPTIONS AT YEAR-END($)(1)(2)
                          SHARES ACQUIRED     VALUE         --------------------------    -------------------------------
          NAME             ON EXERCISE(#)   REALIZED($)     EXERCISABLE  UNEXERCISABLE    EXERCISABLE       UNEXERCISABLE
          ----            ---------------  ------------     ------------  ------------    -----------       -------------
Larry W. Bickle.........        --              --            567,313        67,500       2,611,345              26,250
John A. Strom...........        --              --            567,313        67,500       2,611,345              26,250
J. Chris Jones..........        --              --            567,313        67,500       2,611,345              26,250
Ronald H. Benson........        --              --             25,000        40,000              --              11,250
Michael E. Calderone....        --              --             36,013        63,112           2,100              12,650


-----------------

(1) Based on the closing market price of $9.00 per Share as reported on the New York Stock Exchange Composite Tape for December 31, 1996. These amounts do not reflect the actual amounts, if any, which may be realized in the future upon exercise of stock options and should not be considered indicative of future stock performance.

(2)   As amended by the Form 10-K/A1 filed by TPC on March 14, 1997.

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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TPC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 1997.


                                             TPC CORPORATION
                                             (Registrant)




                                             By:  /s/    LARRY W. BICKLE
                                                 -------------------------------
                                                         LARRY W. BICKLE
                                                    CHAIRMAN, CHIEF EXECUTIVE
                                                      OFFICER AND DIRECTOR

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TPC Corporation and in the capacities indicated on March 14, 1997:

                       SIGNATURES                                                  TITLE
                       ----------                                                  -----
              /s/    LARRY W. BICKLE                      Chairman and Chief Executive Officer (Principal
-------------------------------------------------------      Executive Officer)
                     Larry W. Bickle

             /s/     J. CHRIS JONES                       Senior Vice President and Chief Operating and
-------------------------------------------------------      Financial Officer (Principal Financial Officer)
                     J. Chris Jones

            /s/   D. HUGHES WATLER, JR.                   Corporate Controller (Principal Accounting Officer)
-------------------------------------------------------
                  D. Hughes Watler, Jr.

      D. Hughes Watler, Jr., pursuant to powers of attorney which are being filed with this annual report on Form 10-K, has signed below on March 14, 1997, as attorney-in-fact for the following directors of the Registrant, constituting a majority of the Registrant's Board of Directors:

              Jean P. Abiteboul                      Roger L. Jarvis
              Bernard Brelle                         Thomas M. Jenkins
              W. Jack Bowen                          Michael E. McMahon
              Robert Cosson                          James S. Pignatelli




                                                 /s/  D. HUGHES WATLER, JR.
                                                --------------------------------
                                                      D. Hughes Watler, Jr.